Form 10-Q
period 2019-09-30
Silvergate Capital Corp
filed 2019-12-04
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________  to  __________________
Commission file number 001-39123
SILVERGATE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0227337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4250 Executive Square, Suite 300, La Jolla, CA 92037
(Address of principal executive offices, including zip code)
(858) 362-6300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SI	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 27, 2019, the registrant had 17,775,160 shares of Class A voting common stock and 892,836 shares of Class B non-voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$4,098	$4,177
Interest earning deposits in other banks	156,160	670,243
Cash and cash equivalents	160,258	674,420
Securities available-for-sale, at fair value	909,917	357,178
Securities held-to-maturity, at amortized cost (fair value of $72 as of December 31, 2018)	—	73
Loans held-for-investment, net of allowance for loan losses of $6,191 and $6,723 at September 30, 2019 and December 31, 2018, respectively	691,990	592,781
Loans held-for-sale, at lower of cost or fair value	311,410	350,636
Federal home loan and federal reserve bank stock, at cost	10,264	9,660
Accrued interest receivable	5,875	5,770
Other real estate owned, net	81	31
Premises and equipment, net	3,224	3,656
Operating lease right-of-use assets	4,927	—
Derivative assets	30,885	999
Low income housing tax credit investment	981	1,044
Deferred tax assets	—	3,329
Other assets	7,032	4,741
Total assets	$2,136,844	$2,004,318
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$1,394,433	$1,525,922
Interest bearing accounts	453,662	152,911
Deposits held-for-sale	—	104,172
Total deposits	1,848,095	1,783,005
Federal home loan bank advances	20,000	—
Notes payable	4,000	4,857
Subordinated debentures, net	15,813	15,802
Operating lease liabilities	5,237	—
Accrued expenses and other liabilities	13,085	9,408
Total liabilities	1,906,230	1,813,072
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 16,654 and 16,629 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	167	166
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 1,190 and 1,190 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12	12
Additional paid-in capital	125,573	125,665
Retained earnings	88,712	67,464
Accumulated other comprehensive income (loss)	16,150	(2,061)
Total shareholders’ equity	230,614	191,246
Total liabilities and shareholders’ equity	$2,136,844	$2,004,318

See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$13,574	$12,726	$38,369	$35,357
Securities	6,510	1,941	14,044	5,016
Other interest earning assets	1,183	3,921	8,038	10,386
Dividends and other	121	119	472	392
Total interest income	21,388	18,707	60,923	51,151
Interest expense
Deposits	2,385	400	3,920	1,386
Federal home loan bank advances	172	—	172	19
Notes payable and other	117	98	702	315
Subordinated debentures	271	239	802	671
Total interest expense	2,945	737	5,596	2,391
Net interest income before provision for loan losses	18,443	17,970	55,327	48,760
(Reversal of) provision for loan losses	(858)	—	(439)	148
Net interest income after provision for loan losses	19,301	17,970	55,766	48,612
Noninterest income
Mortgage warehouse fee income	373	393	1,085	1,152
Service fees related to off-balance sheet deposits	283	573	1,454	1,683
Deposit related fees	1,657	688	3,815	1,655
Gain on sale of loans	248	416	593	699
Gain on sale of branch, net	—	—	5,509	—
Other income	38	114	168	383
Total noninterest income	2,599	2,184	12,624	5,572
Noninterest expense
Salaries and employee benefits	8,277	7,259	25,124	21,335
Occupancy and equipment	892	742	2,777	2,251
Communications and data processing	1,298	703	3,458	2,149
Professional services	889	1,507	3,407	3,918
Federal deposit insurance	39	214	382	1,078
Correspondent bank charges	288	240	868	914
Other loan expense	47	57	290	198
Other real estate owned expense (recovery)	75	(10)	80	42
Other general and administrative	806	705	2,432	2,461
Total noninterest expense	12,611	11,417	38,818	34,346
Income before income taxes	9,289	8,737	29,572	19,838
Income tax expense	2,633	2,458	8,324	5,525
Net income	$6,656	$6,279	$21,248	$14,313
Basic earnings per share	$0.37	$0.35	$1.19	$0.89
Diluted earnings per share	$0.36	$0.34	$1.16	$0.86
Weighted average shares outstanding:
Basic	17,840	17,808	17,830	16,113
Diluted	18,246	18,254	18,252	16,607
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,656	$6,279	$21,248	$14,313
Other comprehensive income (loss):
Change in net unrealized gain (loss) on available-for-sale securities	6,983	403	15,152	(1,333)
Income tax effect	(1,997)	(113)	(4,332)	367
Unrealized gain (loss) on available-for-sale securities, net of tax	4,986	290	10,820	(966)
Change in net unrealized gain on derivative assets	5,950	98	10,348	482
Income tax effect	(1,701)	(27)	(2,957)	(147)
Unrealized gain on derivative instruments, net of tax	4,249	71	7,391	335
Other comprehensive income (loss)	9,235	361	18,211	(631)
Total comprehensive income	$15,891	$6,640	$39,459	$13,682
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	6,189,206	$62	3,035,004	$30	$29,794	$45,131	$(1,217)	$73,800
Total comprehensive income, net of tax	—	—	—	—	—	3,543	(840)	2,703
Net proceeds from stock issuance	9,500,000	95	—	—	107,789	—	—	107,884
Repurchase of common stock	(317,050)	(3)	(680,456)	(7)	(11,361)	—	—	(11,371)
Shareholder exchanges of Class A common stock for Class B common stock	1,165,000	11	(1,165,000)	(11)		—	—	—
Stock-based compensation	—	—	—	—	2	—	—	2
Exercise of stock options, net of shares withheld for employee taxes	10,000	—	—	—	41	—	—	41
Balance at March 31, 2018	16,547,156	165	1,189,548	12	126,265	48,674	(2,057)	173,059
Total comprehensive income, net of tax	—	—	—	—	—	4,491	(152)	4,339
Stock-based compensation	—	—	—	—	78	—	—	78
Exercise of stock options, net of shares withheld for employee taxes	69,285	1	—	—	(768)	—	—	(767)
Balance at June 30, 2018	16,616,441	166	1,189,548	12	125,575	53,165	(2,209)	176,709
Total comprehensive income, net of tax	—	—	—	—	—	6,279	361	6,640
Stock-based compensation	—	—	—	—	17	—	—	17
Exercise of stock options, net of shares withheld for employee taxes	2,500	—	—	—	18	—	—	18
Balance at September 30, 2018	16,618,941	$166	1,189,548	$12	$125,610	$59,444	$(1,848)	$183,384
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	16,628,941	$166	1,189,548	$12	$125,665	$67,464	$(2,061)	$191,246
Total comprehensive income, net of tax	—	—	—	—	—	9,436	436	9,872
Stock-based compensation	—	—	—	—	19	—	—	19
Balance at March 31, 2019	16,628,941	166	1,189,548	12	125,684	76,900	(1,625)	201,137
Total comprehensive income, net of tax	—	—	—	—	—	5,156	8,540	13,696
Stock-based compensation	—	—	—	—	30	—	—	30
Exercise of stock options, net of shares withheld for employee taxes	18,099	—	—	—	(115)	—	—	(115)
Balance at June 30, 2019	16,647,040	166	1,189,548	12	125,599	82,056	6,915	214,748
Total comprehensive income, net of tax	—	—	—	—	—	6,656	9,235	15,891
Stock-based compensation	—	—	—	—	17	—	—	17
Exercise of stock options, net of shares withheld for employee taxes	6,803	1	—	—	(43)	—	—	(42)
Balance at September 30, 2019	16,653,843	$167	1,189,548	$12	$125,573	$88,712	$16,150	$230,614
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$21,248	$14,313
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	771	848
Amortization of securities premiums and discounts, net	1,261	308
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	666	280
Stock-based compensation	66	97
Deferred income tax benefit	(190)	(451)
(Reversal of) provision for loan losses	(439)	148
Gain on sale of loans	(593)	(699)
Originations/purchases of loans held-for-sale	(2,323,891)	(2,102,054)
Proceeds from sales of loans held-for-sale	2,235,558	2,112,629
Gain on sale of branch, net	(5,509)	—
Other, net	2,108	(67)
Changes in operating assets and liabilities:
Accrued interest receivable	372	(481)
Other assets	12,687	(827)
Accrued expenses and other liabilities	(617)	3,051
Net cash (used in) provided by operating activities	(56,502)	27,095
Cash flows from investing activities
Proceeds from paydowns and maturities of securities available-for-sale	18,351	13,412
Purchases of securities available-for-sale	(589,031)	(125,569)
Proceeds from sale of securities available-for-sale	31,088	—
Loan originations and payments, net	(128,832)	(23,126)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	41,963	20,532
Purchase of federal home loan and federal reserve bank stock, net	(603)	(2,308)
Proceeds from sale of other real estate owned	77	2,370
Purchase of premises and equipment	(942)	(1,484)
Proceeds from sale of branch, net of cash	32,555	—
Purchases of derivative contracts, net of proceeds	(20,663)	—
Other, net	10	38
Net cash used in investing activities	(616,027)	(116,135)
Cash flows from financing activities
Net change in noninterest bearing deposits	(144,737)	244,436
Net change in interest bearing deposits	284,277	(82,256)
Net change in federal home loan bank advances	20,000	(15,000)
Payments made on notes payable	(857)	(857)
Proceeds from common stock issuance, net	—	107,884
Payment of deferred offering costs	(384)	(429)
Repurchase of common stock	—	(11,371)
Proceeds from stock option exercise	—	87
Taxes paid related to net share settlement of equity awards	(158)	(796)
Other, net	226	—
Net cash provided by financing activities	158,367	241,698
Net (decrease) increase in cash and cash equivalents	(514,162)	152,658
Cash and cash equivalents, beginning of year	674,420	797,668
Cash and cash equivalents, end of year	$160,258	$950,326
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Business and Summary of Significant Accounting Policies
Nature of Business
The accompanying consolidated financial statements include the accounts of Silvergate Capital Corporation, a Maryland corporation and its wholly-owned subsidiary, Silvergate Bank (the “Bank”), collectively referred to as (the “Company”).
The Bank was incorporated in 1987 and commenced business in 1988 under the California Financial Code as an industrial bank. In February 2009 the Bank converted its charter to a California commercial bank, which gave it the added authority to accept demand deposits. At the same time, the Company also became a registered bank holding company under the federal Bank Holding Company Act. The Bank became a member of the Federal Reserve System in December 2012. The Bank is subject to regulation by the California Department of Business Oversight (“DBO”), and the Federal Reserve Bank of San Francisco (“FRB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits.
On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. The Company completed the sale in March 2019, which included the reduction of $115.4 million in loans and $74.5 million in deposits and resulted in a pre-tax gain on sale of $5.5 million.
Financial Statement Preparation and Presentation
The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s prospectus dated November 6, 2019 and filed with the SEC on November 8, 2019, relating to its initial public offering (“IPO”). Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the financial services industry.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded in equity as a reduction from the proceeds of the offering. Should the equity financing for which those costs relate no longer be considered probable of being consummated, all deferred offering costs will be charged to operating expenses in the statement of operations. As of September 30, 2019 and December 31, 2018, the Company has recorded $2.2 million and $1.5 million, respectively, of deferred offering costs within other assets in the accompanying consolidated statement of financial condition. Subsequent to September 30, 2019, these costs were recorded in equity as a reduction to the gross proceeds in conjunction with the Company’s IPO on November 7, 2019. See “Note 15—Subsequent Events” for more information.
Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (or “FASB”) issued Accounting Standards Update (or “ASU”) 2016-02, Leases (Topic 842). This guidance amended existing guidance that requires lessees recognize the following for all leases at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease equal to the present value of lease payments; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term, based upon the amount of the lease liability. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. In July 2018 the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topics 842) Targeted Improvements, that updated narrow aspects of ASU 2016-02, include an additional transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and a practical expedient for lessors. These amendments were effective for fiscal years beginning after December 15, 2018. The Company has operating leases for its headquarters and bank branches that fall under Topic 842. The Company elected certain practical expedients upon transition, including retaining the lease classification for any leases that existed prior to adoption of the standard, the transition method with the application date at the beginning of the adoption period, which was January 1, 2019, elected to separate non-lease components and not to recognize short term leases. The impact of the adoption was an increase in assets and liabilities of approximately $5.5 million on its consolidated statement of financial condition. See “Note 9—Commitments and Contingencies—Operating Leases” for more information.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU requires that implementation costs incurred by customers in a cloud computing arrangement be deferred and recognized over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider, if those costs would have been capitalized in a software licensing arrangement under the internal-use software guidance under ASC 350-40. For public business entities, amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the guidance prospectively as of January 1, 2019. During the nine months ended September 30, 2019 the Company deferred approximately $1.6 million under the new guidance.
Recently issued accounting pronouncements not yet effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, such as the Company to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively and for existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company continues to work through the implementation plan and has made significant progress by performing data gap assessments, completed remediation efforts and established preliminary decisions regarding economic scenarios. The Company operationalized an initial CECL model during the second quarter of 2019, and plans to run the CECL model alongside the existing incurred loss methodology until the date of adoption. The Company expects to continually address any gaps in interpretations, methodology, data and operational processes based upon reviews and tests. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures and whether or not to early adopt the guidance in 2021 or 2022.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
September 30, 2019
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$783	$33	$—	$816
Government agency collateralized mortgage obligation	246,689	539	(905)	246,323
Private-label collateralized mortgage obligation	27,385	567	(211)	27,741
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	363,782	16,998	—	380,780
Asset backed securities:
Government sponsored student loan pools	258,623	—	(4,366)	254,257
	$897,262	$18,137	$(5,482)	$909,917
December 31, 2018
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$932	$25	$—	$957
Government agency collateralized mortgage obligation	50,888	37	(625)	50,300
Private-label collateralized mortgage obligation	23,988	64	(107)	23,945
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	23,817	—	(1,065)	22,752
Asset backed securities:
Government sponsored student loan pools	260,050	188	(1,014)	259,224
	$359,675	$314	$(2,811)	$357,178
The amortized cost, unrealized gains and losses, and fair value of securities held-to-maturity at the dates indicated are as follows:

	Held-to-maturity securities
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

	(Dollars in thousands)
September 30, 2019
Collateralized mortgage obligations	$—	$—	$—	$—
December 31, 2018
Collateralized mortgage obligations	$73	$—	$(1)	$72

At September 30, 2019 and December 31, 2018, the Company had no private-label held-to-maturity collateralized mortgage obligations.
At September 30, 2019, there were no investment securities pledged for borrowings. There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of December 31, 2018.
At September 30, 2019, the total fair value of securities issued by six individual issuers, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $360.9 million.
Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
September 30, 2019
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	149,711	(852)	11,210	(53)	160,921	(905)
Private-label collateralized mortgage obligation	60	—	15,976	(211)	16,036	(211)
Asset backed securities:
Government sponsored student loan pools	145,165	(2,388)	109,092	(1,978)	254,257	(4,366)
	$294,936	$(3,240)	$136,278	$(2,242)	$431,214	$(5,482)
December 31, 2018
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	$9,952	$(58)	$29,450	$(567)	$39,402	$(625)
Private-label collateralized mortgage obligation	19,061	(80)	1,703	(27)	20,764	(107)
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	22,752	(1,065)	22,752	(1,065)
Asset backed securities:
Government sponsored student loan pools	219,169	(1,014)	—	—	219,169	(1,014)
	$248,182	$(1,152)	$53,905	$(1,659)	$302,087	$(2,811)

As indicated in the tables above, as of September 30, 2019, the Company’s investment securities had gross unrealized losses totaling approximately $5.5 million, compared to approximately $2.8 million at December 31, 2018. The Company analyzed all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. In analyzing the issuer’s financial condition, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and the results of review of the issuer’s financial condition. When performing a cash flow analysis the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. In addition, the Company has contracted with third party companies to perform independent cash flow analyses of its securities portfolio as needed. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at September 30, 2019 or December 31, 2018. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of September 30, 2019, the Company had 31 securities whose estimated fair value declined 1.26% from the Company’s amortized cost; at December 31, 2018, the Company had 32 securities whose estimated fair value declined 0.92% from the Company’s amortized cost. The unrealized losses relate principally to the general change in market interest rates since the purchase dates and such unrecognized losses will continue to vary with general market interest rate fluctuations in the future. Fair values are expected to recover as the securities approach their respective maturity dates and management believes it is not more likely than not it will be required to sell before recovery of the amortized cost basis.
For both the three and nine months ended September 30, 2019 the Company received $31.1 million in proceeds and recognized $16,000 in losses on sales of available for sale securities. There were no sales and calls of securities during the for the three and nine months ended September 30, 2018.
There were no credit losses recognized in earnings for the three and nine months ended September 30, 2019 and 2018.
Note 3—Loans
The following disclosure reports the Company’s loan portfolio segments and classes. Segments are groupings of similar loans at a level in which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:
Real estate loans. Real estate includes loans for which the Company holds one-to-four family, multi-family, commercial and construction real property as collateral. Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship. The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans also may be adversely affected by conditions in the real estate markets or in the general economy.
Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to small and medium-sized businesses in a wide variety of industries, including distributors, manufacturers, software developers business services companies and independent finance companies. Commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Since the March 2019 sale of our business loan portfolio, commercial and industrial loans consist primarily of asset based loans.
Consumer and other. Consumer loans consist of consumer loans and other loans secured by personal property.
Reverse mortgage. From 2012 to 2014, the Company purchased home equity conversion mortgage (“HECM”) loans (also known as reverse mortgage loans) which are a special type of home loan, for homeowners aged 62 years or older, that requires no monthly mortgage payments. Reverse mortgage loan insurance is provided by the U.S. Federal Housing Administration through the HECM program which protects lenders from losses due to non-repayment of the loans. In mid-2014, the Bank ceased purchases of reverse mortgage loans and, began selling its remaining loans in the secondary market. At September 30, 2019, the Bank owned $1.6 million of reverse mortgage loans.
Mortgage warehouse. The Company’s warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. The Company’s risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guaranties or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, the loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. The Company sold approximately $23.7 million and $19.9 million of loans to participants during the three months ended September 30, 2019 and 2018, respectively. The Company sold approximately $124.3 million and $130.0 million of loans to participants during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, gross warehouse loans were approximately $368.6 million and $252.6 million, respectively.

A summary of loans as of the periods presented are as follows:

	September 30, 2019	December 31, 2018

	(Dollars in thousands)
Real estate loans:
One-to-four family	$212,440	$190,885
Multi-family	77,901	40,584
Commercial	322,733	309,655
Construction	3,986	3,847
Commercial and industrial	14,563	8,586
Consumer and other	76	150
Reverse mortgage	1,629	1,742
Mortgage warehouse	61,856	41,586
Total gross loans held-for-investment	695,184	597,035
Deferred fees, net	2,997	2,469
Total loans held-for-investment	698,181	599,504
Allowance for loan losses	(6,191)	(6,723)
Total loans held-for-investment, net	$691,990	$592,781
Total loans held-for-sale(1)	$311,410	$350,636
________________________

(1)
Loans held-for-sale included $306.7 million, and $211.0 million of mortgage warehouse loans at September 30, 2019 and December 31, 2018, respectively. At December 31, 2018, loans held-for-sale also included $125.2 million of business loans that were sold in March 2019, discussed in “Note 1—Nature of Business and Summary of Significant Accounting Policies”.

At September 30, 2019 and December 31, 2018, approximately $618.7 million and $546.7 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California (66.6% and 69.7% as of September 30, 2019 and December 31, 2018, respectively), Arizona (8.4% and 7.3% as of September 30, 2019 and December 31, 2018, respectively), and Florida (5.6% and 3.4% as of September 30, 2019 and December 31, 2018, respectively) with no other state greater than 5%. The Company attempts to address and mitigate concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics. While management believes that the collateral presently securing its portfolio and the recorded allowance for loan losses are adequate to absorb potential losses, there can be no assurances that significant deterioration in the California, Florida and Arizona real estate markets would not expose the Company to significantly greater credit risk.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.4 million and $2.1 million and deferred fees totaled approximately $3.0 million and $2.5 million at September 30, 2019 and December 31, 2018, respectively.
Allowance for Loan Losses
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended September 30, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2019	$1,769	$879	$3,761	$79	$237	$1	$36	$287	$7,049
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	282	(226)	(970)	17	75	—	1	(37)	(858)
Balance, September 30, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191

	Three Months Ended September 30, 2018
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2018	$1,782	$200	$4,455	$130	$1,424	$1	$46	$288	$8,326
Charge-offs	(6)	—	—	—	—	—	—	—	(6)
Recoveries	—	—	—	—	68	—	—	—	68
Provision for loan losses	—	—	—	—	—	—	—	—	—
Balance, September 30, 2018	$1,776	$200	$4,455	$130	$1,492	$1	$46	$288	$8,388

	Nine Months Ended September 30, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2018	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Charge-offs	(93)	—	—	—	—	—	—	—	(93)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	296	170	(1,063)	(2)	156	—	(17)	21	(439)
Balance, September 30, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191

	Nine Months Ended September 30, 2018
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2017	$1,991	$226	$4,711	$140	$677	$18	$41	$361	$8,165
Charge-offs	(6)	—	—	—	—	—	—	—	(6)
Recoveries	—	—	—	—	80	—	1	—	81
Provision for loan losses	(209)	(26)	(256)	(10)	735	(17)	4	(73)	148
Balance, September 30, 2018	$1,776	$200	$4,455	$130	$1,492	$1	$46	$288	$8,388

	September 30, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$10	$—	$—	$—	$—	$—	$29	$—	$39
General portfolio allocation	2,041	653	2,791	96	312	1	8	250	6,152
Total allowance for loan losses	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Loans evaluated for impairment:
Specifically evaluated	$4,425	$—	$7,385	$—	$3,763	$—	$1,074	$—	$16,647
Collectively evaluated	208,015	77,901	315,348	3,986	10,800	76	555	61,856	678,537
Total gross loans held-for-investment	$212,440	$77,901	$322,733	$3,986	$14,563	$76	$1,629	$61,856	$695,184

	December 31, 2018
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$47	$—	$47
General portfolio allocation	1,848	483	3,854	98	156	1	7	229	6,676
Total allowance for loan losses	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Loans evaluated for impairment:
Specifically evaluated	$3,342	$—	$7,946	$—	$3,596	$—	$1,223	$—	$16,107
Collectively evaluated	187,543	40,584	301,709	3,847	4,990	150	519	41,586	580,928
Total gross loans held-for-investment	$190,885	$40,584	$309,655	$3,847	$8,586	$150	$1,742	$41,586	$597,035

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,917	$4,359	$—
Commercial	7,664	7,385	—
Commercial and industrial	3,954	3,763	—
Reverse mortgage	736	737	—
	17,271	16,244	—
With an allowance recorded:
Real estate loans:
One-to-four family	66	66	10
Reverse mortgage	337	337	29
	403	403	39
Total impaired loans	$17,674	$16,647	$39

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,739	$3,318	$—
Commercial	8,266	7,946	—
Commercial and industrial	3,754	3,596	—
Reverse mortgage	846	797	—
	16,605	15,657	—
With an allowance recorded:
Real estate loans:
One-to-four family	24	24	—
Reverse mortgage	454	426	47
	478	450	47
Total impaired loans	$17,083	$16,107	$47

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,393	$26	$3,677	$34
Commercial	7,663	79	9,094	93
Commercial and industrial	2,662	164	4,489	17
Reverse mortgage	776	—	951	—
	15,494	269	18,211	144
With an allowance recorded:
Real estate loans:
One-to-four family	22	4	27	—
Commercial	—	—	648	—
Reverse mortgage	290	—	348	—
	312	4	1,023	—
Total impaired loans	$15,806	$273	$19,234	$144

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,021	$155	$3,519	$87
Commercial	7,792	275	9,593	369
Commercial and industrial	2,492	234	2,579	144
Reverse mortgage	794	—	1,215	—
	15,099	664	16,906	600
With an allowance recorded:
Real estate loans:
One-to-four family	10	4	29	1
Commercial	—	—	1,513	—
Reverse mortgage	361	—	342	—
	371	4	1,884	1
Total impaired loans	$15,470	$668	$18,790	$601

For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs. Cash basis interest income is not materially different than interest income recognized.
Nonaccrual and Past Due Loans
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. Nonperforming loans consist of loans on nonaccrual status for which the accrual of interest has been discontinued and loans 90 days or more past due and still accruing interest.
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$—	$76	$2,694	$2,770	$209,670	$212,440	$4,161	$—
Multi-family	—	—	—	—	77,901	77,901	—	—
Commercial	—	—	—	—	322,733	322,733	—	—
Construction	—	—	—	—	3,986	3,986	—	—
Commercial and industrial	—	—	—	—	14,563	14,563	1,473	—
Consumer and other	—	—	—	—	76	76	—	—
Reverse mortgage	—	—	—	—	1,629	1,629	1,073	—
Mortgage warehouse	—	—	—	—	61,856	61,856	—	—
Total gross loans held-for-investment	$—	$76	$2,694	$2,770	$692,414	$695,184	$6,707	$—

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$—	$49	$2,991	$3,040	$187,845	$190,885	$3,062	$—
Multi-family	—	—	—	—	40,584	40,584	—	—
Commercial	—	—	—	—	309,655	309,655	422	—
Construction	—	—	—	—	3,847	3,847	—	—
Commercial and industrial	—	—	—	—	8,586	8,586	3,596	—
Consumer and other	—	—	—	—	150	150	—	—
Reverse mortgage	—	—	—	—	1,742	1,742	1,223	—
Mortgage warehouse	—	—	—	—	41,586	41,586	—	—
Total gross loans held-for-investment	$—	$49	$2,991	$3,040	$593,995	$597,035	$8,303	$—

Troubled Debt Restructurings
A loan is identified as a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulties and, for economic or legal reasons related to these difficulties, the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due or within the time periods originally due under the original contract, including one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a temporary forbearance with regard to the payment of principal or interest. All troubled debt restructurings are reviewed for potential impairment. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a minimum period of six months to demonstrate that the borrower can perform under the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.
As of September 30, 2019 and December 31, 2018, the Company had a recorded investment in TDR’s of $1.8 million and $0.5 million, respectively. The Company has not allocated any amount of specific allowance for those loans at September 30, 2019 and has allocated a negligible amount of specific allowance for those loans at December 31, 2018. The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the three months ended September 30, 2019 or during the three and nine months ended September 30, 2018.
Modifications of loans classified as TDRs during the periods presented, are as follows:

	Nine Months Ended September 30, 2019
	Number of Loans	Pre- Modifications Outstanding Recorded Investment	Post- Modifications Outstanding Recorded Investment

	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One-to-four family	2	$1,018	$1,114
Commercial and industrial	1	494	494
Total	3	$1,512	$1,608

The TDR’s described above had no impact the allowance for loan losses and charge-offs during the nine months ended September 30, 2019.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the nine months ended

September 30, 2019 or 2018. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three or nine months ended September 30, 2019 or 2018.
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. This analysis typically includes larger, nonhomogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Pass:
Loans in all classes that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

Special mention:
Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:
Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful:
Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss:	Credits rated as loss are charged-off. Management has no expectation of the recovery of any payments in respect of credits rated as loss.

The following tables present by portfolio class the Company’s internal risk grading system as well as certain other information concerning the credit quality of the Company’s recorded investment in loans held-for-investment as of the periods presented. No assets were classified as loss or doubtful during the periods presented.

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2019
Real estate loans:
One-to-four family	$208,280	$—	$4,160	$—	$212,440
Multi-family	77,901	—	—	—	77,901
Commercial	322,733	—	—	—	322,733
Construction	3,986	—	—	—	3,986
Commercial and industrial	10,657	143	3,763	—	14,563
Consumer and other	76	—	—	—	76
Reverse mortgage	376	179	1,074	—	1,629
Mortgage warehouse	61,856	—	—	—	61,856
Total gross loans held-for-investment	$685,865	$322	$8,997	$—	$695,184

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2018
Real estate loans:
One-to-four family	$187,823	$—	$3,062	$—	$190,885
Multi-family	40,584	—	—	—	40,584
Commercial	309,233	—	422	—	309,655
Construction	3,847	—	—	—	3,847
Commercial and industrial	4,630	360	3,596	—	8,586
Consumer and other	150	—	—	—	150
Reverse mortgage	214	305	1,223	—	1,742
Mortgage warehouse	41,586	—	—	—	41,586
Total gross loans held-for-investment	$588,067	$665	$8,303	$—	$597,035

Related Party Loans
The Company had related party loans with an outstanding balance of $4.6 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019, the balance of related party loans decreased by $19,000 due to principal payments. During the nine months ended September 30, 2019, the balance of related party loans decreased by $0.3 million due to changes in composition of related parties and the Company received $58,000 in principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018

	(Dollars in thousands)
Amount outstanding at period-end	$20,000	—
Weighted average interest rate at period-end	2.08%	—
Maximum month-end balance during the period	$20,000	$15,000
Average balance outstanding during the period	$10,322	$1,274
Weighted average interest rate during the period	2.23%	1.49%

FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of September 30, 2019 and December 31, 2018, were limited in the aggregate to 35% of the Company’s total assets. Loans with carrying values of approximately $695.7 million and $625.3 million were pledged to the FHLB as of September 30, 2019 and December 31, 2018, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $529.4 million and $472.3 million as of September 30, 2019 and December 31, 2018, respectively.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $10.1 million and $19.0 million were pledged to the FRB at September 30, 2019 and December 31, 2018, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $7.4 million as of September 30, 2019. At September 30, 2019 and December 31, 2018, there were no borrowings outstanding under any of these lines.
Repurchase Agreements
During the nine months ended September 30, 2019, the Bank had repurchase agreements with brokers, accounted for as secured borrowings, with an average outstanding balance of $24.9 million. The repurchase agreements matured in July 2019 and as of September 30, 2019 there was no outstanding balance.

Federal Funds Purchased
The Company may borrow up to an aggregate $32.0 million, overnight on an unsecured basis, from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of September 30, 2019, the Company had no outstanding balance of federal funds purchased.
Note 5—Notes Payable
On January 29, 2016, the Company entered into a term loan with a commercial bank for a single principal advance of $8.0 million due to mature on January 29, 2021. Loan interest and principal is payable quarterly commencing April 2016 and accrues interest at an annual rate equal to 2.60% plus the greater of zero percent and the one-month LIBOR rate. The proceeds were used to redeem preferred stock and can be prepaid at any time. The outstanding principal balance at September 30, 2019 and December 31, 2018 was $4.0 million and $4.9 million, respectively. Annual principal payments on outstanding borrowings are $1.1 million in 2019, $1.1 million in 2020 and $2.6 million in 2021.
Note 6—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2019, the interest rate for the Company’s next scheduled payment was 5.94%, based on six-month LIBOR of 2.19%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2019, the interest rate for the Company’s next scheduled payment was 3.97%, based on three-month LIBOR of 2.12%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
The Company also retained a 3% minority interest in each of these trusts which is included in subordinated debentures. The balance of the equity in the trusts is comprised of mandatorily redeemable preferred securities. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The Company has the right to defer interest payments on the subordinated debentures from time to time for a period not to exceed five years.
Note 7—Derivative and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the derivative does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual derivative agreements. In accordance with accounting guidance, changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income (“OCI”), reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statement of financial condition under a systematic and rational method over the life of the hedging instrument and is presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.
Interest rate floor. In 2019, the Company entered into twenty interest rate floor agreements (the "Floor Agreements") for a total notional amount of $400.0 million to hedge cash flow receipts on cash and securities or loans, if needed. The Floor Agreements expire on various dates in April 2024 and June 2029. The Company utilizes one-month LIBOR and three-month LIBOR interest rate floors as hedges against adverse changes in cash flows on the designated cash, securities or loans attributable to fluctuations in the fed funds rate or three-month LIBOR below 2.50% or 2.25%, as applicable. The Floor

Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these Floor Agreements was approximately $20.8 million.
Interest rate cap. In 2012, the Company entered into a $12.5 million and a $3.0 million notional forward interest rate cap agreement (the “Cap Agreements”) to hedge its variable rate subordinated debentures. The Cap Agreements expire July 25, 2022 and March 15, 2022, respectively. The Company utilizes interest rate caps as hedges against adverse changes in cash flows on the designated preferred trusts attributable to fluctuations in three-month LIBOR beyond 0.50% for the $3.0 million subordinated debenture and six-month LIBOR beyond 0.75% for the $12.5 million subordinated debenture. The caps were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these Cap Agreements was approximately $2.5 million. The Company held approximately $0.4 million and $1.2 million of restricted cash at September 30, 2019 and December 31, 2018, respectively, which served as collateral for the expected payments under these Cap Agreements; such cash fluctuates based on the expected present value of the future payments and will be refunded to the counterparty upon termination or maturity of the Cap Agreements.
The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated balance sheets.

	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$30,476	Derivative assets	$—
Cash flow hedge interest rate cap	Derivative assets	409	Derivative assets	999

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018

	(Dollars in thousands)			(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(11,413)	$—	Interest income - Other interest earning assets	$(154)	$—
Cash flow hedge interest rate floor	16,839	—	Interest income - Securities	(374)	—
Cash flow hedge interest rate cap	(35)	70	Interest expense - Subordinated debentures	(31)	(28)

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018

	(Dollars in thousands)			(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(8,897)	$—	Interest income - Other interest earning assets	$(345)	$—
Cash flow hedge interest rate floor	18,710	—	Interest income - Securities	(491)	—
Cash flow hedge interest rate cap	(428)	401	Interest expense - Subordinated debentures	(127)	(111)
Cash flow hedge interest rate swap	—	24	Interest expense - FHLB advances	—	54

The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
Note 8—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended September 30,
	2019		2018
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$1,950	21.0%	$1,835	21.0%
State tax, net of federal benefit	724	7.8%	651	7.5%
Tax credits	(43)	(0.5)%	(43)	(0.5)%
Excess tax benefit from stock-based compensation	(28)	(0.3)%	—	—
Other items, net	30	0.3%	15	0.1%
Actual tax expense	$2,633	28.3%	$2,458	28.1%

	Nine Months Ended September 30,
	2019		2018
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$6,210	21.0%	$4,166	21.0%
State tax, net of federal benefit	2,261	7.6%	1,479	7.5%
Tax credits	(128)	(0.4)%	(128)	(0.6)%
Excess tax benefit from stock-based compensation	(114)	(0.4)%	—	—
Other items, net	95	0.3%	8	0.0%
Actual tax expense	$8,324	28.1%	$5,525	27.9%

Income tax expense was $2.6 million for the three months ended September 30, 2019 compared to $2.5 million for the three months ended September 30, 2018. The increase was primarily related to increased pre-tax income. The effective tax rates for the three months ended September 30, 2019 and September 30, 2018 were 28.3% and 28.1%, respectively.
Income tax expense was $8.3 million for the nine months ended September 30, 2019 compared to $5.5 million for the nine months ended September 30, 2018. The increase was primarily related to increased pre-tax income. The effective tax rates for the nine months ended September 30, 2019 and September 30, 2018 were 28.1% and 27.9%, respectively. The increase in the Company’s effective tax rate was primarily related to an increase in state blended tax rate and non-deductible tax treatment of certain noninterest expenses.
The deferred tax balance as of September 30, 2019 was a liability of $3.8 million compared to an asset of $3.3 million as of December 31, 2018. The primary change in balance was due to the increase in unrealized gains on available-for-sale securities and derivative assets.
Note 9 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.1 million as of September 30, 2019 and December 31, 2018.

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	September 30, 2019	December 31, 2018

	(Dollars in thousands)
Unfunded lines of credit	$45,215	$71,398
Letters of credit	257	10
Total credit extension commitments	$45,472	$71,408

Unfunded lines of credit represent unused credit facilities to the Company’s current borrowers that represent no change in credit risk that exist in the Company’s portfolio. Lines of credit generally have variable interest rates. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants like those contained in loan agreements and our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to customers.
The Company minimizes its exposure to loss under letters of credit and credit commitments by subjecting them to the same credit approval and monitoring procedures used for on-balance sheet instruments. The effect on the Company’s revenue, expenses, cash flows and liquidity of the unused portions of these letters of credit commitments cannot be precisely predicted because there is no guarantee that the lines of credit will be used.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, for a specific purpose. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.
Operating leases
The Company leases all of its office facilities under operating lease arrangements. The leases provide that the Company pays real estate taxes, insurance, and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments.
The weighted average remaining lease term and discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	4.21%
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(Dollars in thousands)
Operating lease cost	$398	$1,156
Variable lease cost	13	32
Short-term lease cost(1)	18	144
Sublease income	(32)	(32)
Total lease cost	$397	$1,300
____________
(1) Short-term lease cost are for leases with a term of one year or less including terms of one month or less per accounting policy election.

Maturities of lease liabilities were as follows:

Operating leases	September 30, 2019

Period / Year Ending December 31,	(Dollars in thousands)
2019	$410
2020	1,676
2021	1,748
2022	1,548
2023	215
2024	26
Total lease payments	5,623
Less: imputed lease interest	(386)
Total lease liabilities	$5,237

As of September 30, 2019, the Company had no additional operating lease commitments for office facilities that have not yet commenced.
Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2019

(Dollars in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,113
Right-of-use assets obtained in exchange for new operating lease liabilities	6,599

Litigation
The Company is involved in various matters of litigation which have arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material adverse effect on the Company’s financial statements.
Note 10—Stock-based Compensation
In June 2018, the Company adopted the 2018 Equity Compensation Plan, or 2018 Plan, that permits the Compensation Committee, in its sole discretion, to grant various forms of incentive awards. Under the 2018 Plan, the Compensation Committee has the power to grant stock options, stock appreciation rights, or SARs, restricted stock and restricted stock units. The number of shares that may be issued pursuant to awards under the 2018 Plan is 1,596,753.
In 2010, the Company adopted an equity compensation plan, or 2010 Plan, that provides for the grant of stock options to employees, directors, and other persons referred to in Rule 701 under the U.S. Securities Act of 1933. The number of shares that may be issued pursuant to awards under the 2010 Plan is 730,784. The Compensation Committee of the Company’s Board of Directors is responsible for administrating the 2010 Plan and determining the terms of all awards under it, including their vesting, except that in the case of a change in control of the Company all options granted under the 2010 Plan shall become 100% vested. As of September 30, 2019, there are no shares available for issuance under the 2010 Plan.
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures.
Total compensation cost charged against income was $17,000 and $17,000 for the three months ended September 30, 2019 and 2018, respectively. Total compensation cost charged against income was $66,000 and $97,000 for the nine months ended September 30, 2019 and 2018, respectively.
A summary of stock option activity as of September 30, 2019 and changes during the nine months ended September 30, 2019 is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	816,616	$5.54
Exercised	(73,457)	5.78
Forfeited/Expired	(1,500)	12.00
Outstanding at September 30, 2019	741,659	$5.50	3.3 years	$4,817
Exercisable at September 30, 2019	681,909	$4.97	2.8 years	$4,793
Vested or Expected to Vest at September 30, 2019	737,224	$5.47	3.2 years	$4,816

As of September 30, 2019, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.7 years.
Note 11—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Management believes, as of September 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. For the periods presented, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
Actual capital amounts and ratios for the Company and the Bank as of September 30, 2019 and December 31, 2018, are presented in the following tables:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2019
The Company
Tier 1 leverage ratio	$229,963	10.43%	$88,208	4.00%	N/A	N/A
Common equity tier 1 capital ratio	214,463	23.57%	40,939	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	229,963	25.28%	54,585	6.00%	N/A	N/A
Total risk-based capital ratio	236,268	25.97%	72,780	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	220,308	10.01%	88,062	4.00%	110,077	5.00%
Common equity tier 1 capital ratio	220,308	24.30%	40,790	4.50%	58,919	6.50%
Tier 1 risk-based capital ratio	220,308	24.30%	54,386	6.00%	72,515	8.00%
Total risk-based capital ratio	226,613	25.00%	72,515	8.00%	90,644	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2018
The Company
Tier 1 leverage ratio	$208,807	9.00%	$92,812	4.00%	N/A	N/A
Common equity tier 1 capital ratio	193,307	23.10%	37,650	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	208,807	24.96%	50,200	6.00%	N/A	N/A
Total risk-based capital ratio	215,638	25.77%	66,933	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	197,175	8.51%	92,637	4.00%	115,796	5.00%
Common equity tier 1 capital ratio	197,175	23.68%	37,472	4.50%	54,127	6.50%
Tier 1 risk-based capital ratio	197,175	23.68%	49,963	6.00%	66,618	8.00%
Total risk-based capital ratio	204,006	24.50%	66,618	8.00%	83,272	10.00%

The Bank is restricted as to the amount of dividends that it can pay to the Company. Dividends declared in excess of the lesser of the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made to the Bank’s shareholders during the same period must be approved by the California DBO. Also, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above. In addition, under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules), a new “capital conservation buffer” is being phased in through 2019 with different and generally higher limits than the well capitalized limits noted above. This may further restrict dividend and executive bonus distributions, should the Company’s capital ratios fall below the minimums required.
Note 12—Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard’s fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1-Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2-Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3-Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Financial Instruments Required To Be Carried At Fair Value
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investments. The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).
Derivatives. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP. The estimated fair values of the derivative assets and liabilities are based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.
Impaired loans (collateral-dependent). The Company does not record impaired loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and such adjustments are typically significant (Level 3). Impaired loans presented in the table below as of September 30, 2019 and December 31, 2018, include impaired loans with specific allowances as well as impaired loans that have been partially charged-off.
Other real estate owned. Fair value estimates for foreclosed real estate are obtained from real estate brokers or other third-party consultants (Level 3). When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a (Level 3) measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a (Level 3) measurement.
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at September 30, 2019 and December 31, 2018. There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the periods presented.
As of September 30, 2019 and December 31, 2018, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2019
Assets
Securities available-for-sale	$—	$909,917	$—	$909,917
Derivative assets	—	30,885	—	30,885
	$—	$940,802	$—	$940,802

December 31, 2018
Assets
Securities available-for-sale	$—	$357,178	$—	$357,178
Derivative assets	—	999	—	999
	$—	$358,177	$—	$358,177

As of September 30, 2019 and December 31, 2018, assets measured at fair value on a non-recurring basis are summarized as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2019
Assets
Impaired loans:
Real estate:
One-to-four family	$—	$—	$56	$56
Reverse mortgage	—	—	308	308
Other real estate owned	—	—	81	81
	$—	$—	$445	$445

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2018
Assets
Impaired loans:
Real estate:
One-to-four family	$—	$—	$24	$24
Reverse mortgage	—	—	379	379
Other real estate owned	—	—	31	31
	$—	$—	$434	$434

Financial Instruments Not Required To Be Carried At Fair Value
FASB ASC Topic 825, Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2019
Financial assets:
Cash and due from banks	$4,098	$4,098	$—	$—	$4,098
Interest earning deposits	156,160	156,160	—	—	156,160
Loans held-for-investment, net	691,990	—	—	693,764	693,764
Loans held-for-sale	311,410	—	311,508	—	311,508
FHLB and FRB stock	10,264	N/A	N/A	N/A	N/A
Accrued interest receivable	5,875	45	2,247	3,583	5,875
Financial liabilities:
Deposits	$1,848,095	$—	$1,859,500	$—	$1,859,500
FHLB advances	20,000	—	20,000	—	20,000
Notes payable	4,000	—	4,000	—	4,000
Subordinated debentures	15,813	—	15,124	—	15,124
Accrued interest payable	446	—	446	—	446

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2018
Financial assets:
Cash and due from banks	$4,177	$4,177	$—	$—	$4,177
Interest earning deposits	670,243	670,243	—	—	670,243
Securities held-to-maturity	73	—	72	—	72
Loans held-for-investment, net	592,781	—	—	591,315	591,315
Loans held-for-sale	350,636	—	351,115	—	351,115
FHLB and FRB stock	9,660	N/A	N/A	N/A	N/A
Accrued interest receivable	5,770	571	1,430	3,769	5,770
Financial liabilities:
Deposits	$1,678,833	$—	$1,621,138	$—	$1,621,138
Deposits held-for-sale	104,172	—	95,215	—	95,215
Notes payable	4,857	—	4,857	—	4,857
Subordinated debentures	15,802	—	15,414	—	15,414
Accrued interest payable	451	—	451	—	451

Note 13—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Basic
Net income	$6,656	$6,279	$21,248	$14,313
Weighted average common shares outstanding	17,840	17,808	17,830	16,113
Basic earnings per common share	$0.37	$0.35	$1.19	$0.89
Diluted
Net income	$6,656	$6,279	$21,248	$14,313
Weighted average common shares outstanding for basic earnings per common share	17,840	17,808	17,830	16,113
Add: Dilutive effects of assumed exercise of stock options	406	446	422	494
Average shares and dilutive potential common shares	18,246	18,254	18,252	16,607
Dilutive earnings per common share	$0.36	$0.34	$1.16	$0.86

Stock options for 110,000 and 114,000 shares of common stock for the three months ended September 30, 2019 and 2018, respectively, and 110,000 and 76,000 shares of common stock for the nine months ended September 30, 2019 and 2018, respectively were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
Note 14—Shareholders’ Equity
The Company’s Articles of Incorporation, as amended, or Articles, authorize the Company to issue up to (i) 125,000,000 shares of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), (ii) 25,000,000 shares of Class B Non-Voting Common Stock, par value $0.01 per share (“Class B Non-Voting Common Stock”), and (iii) 10,000,000 shares of Preferred Stock, par value $0.01 per share.
Preferred Stock
The Company, upon authorization of the board of directors, may issue shares of one or more series of preferred stock from time to time. The board of directors may, without any action by holders of Class A and Class B Common Stock or, except as may be otherwise provided in the terms of any series of preferred stock of which there are shares outstanding, holders of preferred stock adopt resolutions to designate and establish a new series of preferred stock. Upon establishing such a series of preferred stock, the board will determine the number of shares of preferred stock of that series that may be issued and the rights and preferences of that series of preferred stock. The board of directors has not designated or established any series of preferred stock. The rights of any series of preferred stock may include, among others, general or special voting rights; preferential liquidation or preemptive rights; preferential cumulative or noncumulative dividend rights; redemption or put rights; and conversion or exchange rights.
Common Stock
Voting. Each holder of Class A Common Stock is entitled to one vote for each share on all matters submitted to a vote of shareholders, except as otherwise required by law and subject to the rights and preferences of the holders of any outstanding shares of our preferred stock. The members of the Company’s board of directors are elected by a plurality of the votes cast. The Company’s Articles expressly prohibit cumulative voting.
Class B Non-Voting Common Stock. Class B Non-Voting Common Stock is non-voting while held by the initial holder with certain limited exceptions. Each share of Class B Non-Voting Common Stock will automatically convert into a share of Class A Common Stock upon certain sales or transfers by the initial holder of such shares including to an unaffiliated third-party and in a widely dispersed public offering. If Class B Non-Voting Common Stock is sold or transferred to an affiliate of the initial holder, the Class B Non-Voting Common Stock would not convert into Class A Common Stock.
On February 23, 2018, the Company completed a private placement of 9.5 million shares of the Company’s Class A common stock, generating gross proceeds of $114.0 million. Costs incurred with the private placement were $6.1 million. The private placement raised net proceeds of $107.9 million of common equity, $60.0 million of which was contributed as equity capital to the Bank during the first quarter of 2018. Proceeds from this placement also funded a stock repurchase of 997,506 shares of Class A and Class B common stock for $11.4 million, resulting in a net increase in shareholders’ equity of $96.5 million.
In March 2018, 1,165,000 shares of Class B common stock were sold by the Company’s shareholders and reissued as Class A common stock.
Note 15 —Subsequent Events
IPO
The Company completed its IPO of 3,333,333 shares of its Class A common stock at a public offering price of $12.00 per share on November 7, 2019. The common stock is traded on the New York Stock Exchange under the ticker symbol “SI.” The IPO generated aggregate gross proceeds to the Company of $9.9 million before deducting underwriting discounts and estimated offering expenses, and estimated aggregate net proceeds to the Company of approximately $6.8 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. Of the offered shares, 824,605 shares were offered by Silvergate and 2,508,728 shares were offered by selling shareholders. On November 15, 2019, the underwriters purchased an additional 499,999 shares of the Company’s Class A common stock from the Company’s selling shareholders in connection with the exercise in full of their option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling shareholders. The Company intends to use the net proceeds to support continued growth, including organic growth and for general corporate purposes, which could include repayment of long-term debt, future acquisitions and other growth initiatives.
Callable Brokered Certificates of Deposit
As of September 30, 2019, the Company had issued $325.0 million of callable brokered certificates of deposit related to the hedging strategy. The callable brokered certificates of deposit had an unamortized premium of $2.3 million and have an average life of 4.2 years as of September 30, 2019. These certificates of deposit are initially callable six months after issuance and monthly thereafter. The initial call dates for all callable brokered certificates of deposit are from October 2019 through January 2020. At September 30, 2019, the Company held a total of $196.0 million in callable certificates of deposit and $1.3 million of related unamortized premium, which was subsequently called after the end of third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Registration Statement on Form S-1, which contains audited financial statements of the Company as of and for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results for the year ending December 31, 2019 or any future period.
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Any forward-looking statement speaks only as of the date of this shareholder letter, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.
Overview
Silvergate Capital Corporation is the holding company for our wholly-owned subsidiary, Silvergate Bank, which we believe is the leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Instrumental to our leadership position and growth strategy is the Silvergate Exchange Network, or SEN, our proprietary, virtually instantaneous payment network for participants in the digital currency industry which serves as a platform for the development of additional products and services. The SEN has a powerful network effect that makes it more valuable as participants and utilization increase. The SEN has enabled us to focus on significantly growing our noninterest bearing deposit product for digital currency industry participants, which has provided the majority of our funding over the last two years. This unique source of funding is a distinctive advantage over most traditional financial institutions and allows us to generate revenue from a conservative portfolio of investments in cash, short term securities and certain types of loans that we believe generate attractive risk-adjusted returns. In addition, use of the SEN has resulted in an increase in noninterest income that we believe will become a valuable source of additional revenue as we develop and deploy fee-based solutions in connection with our digital currency initiative. We are also evaluating additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening SEN network effects.
The Company is a Maryland corporation that is the parent company of Silvergate Bank. The Company’s assets consist primarily of its investment in the Bank and its primary activities are conducted through the Bank. The Company is a registered bank holding company that is subject to supervision by the Federal Reserve. The Bank is subject to supervision by the California Department of Business Oversight, Division of Financial Institutions, or DBO and, as a Federal Reserve member bank since 2012, the Federal Reserve Bank of San Francisco, or FRB. The Bank’s deposits are insured up to legal limits by the Federal Deposit Insurance Corporation, or FDIC.
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. Our client base is diverse and consists of business and individual clients in California and other states and includes digital currency-related customers in the United States and internationally. Following the Bank’s conversion to a commercial bank we began introducing an expanded array of relationship-oriented business products and services, which in the past five years has been augmented by our digital currency initiative. While our commercial real estate lending activities are concentrated in California, we have a broader, nationwide focus on deposit and cash management services for digital currency-related businesses, as well as mortgage warehouse and correspondent residential lending. Our goal is to establish profitable long-term banking relationships.
In March 2019, the Company and the Bank completed the sale of the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. This transaction generated a pre-tax gain on sale of $5.5 million and reduced total loans by $115.4 million and total deposits by $74.5 million. Further, on June 28, 2019, the Company consolidated its La Mesa Business Banking Center into its La Jolla headquarters branch office, resulting in the Company having only one branch location.
Digital Currency Initiative
We leverage the SEN and our management team’s expertise in the digital currency industry to develop, implement and maintain critical financial infrastructure solutions and services for many of the largest U.S. digital currency exchanges and global investors, as well as other digital currency infrastructure providers that utilize the Company as a foundational layer for their products. The SEN is a central element of the operations of our digital currency related customers, which enables us to grow with our existing customers and to attract new customers who can benefit from our innovative solutions and services. We believe that our management team’s vision and our advanced approach to compliance complement the SEN and empower us to extend our leadership position in the industry by developing additional infrastructure solutions and services that will facilitate growth in our business.
We began exploring the digital currency industry in 2013 based on market dynamics which we believed were highly attractive:

•	Significant and Growing Industry: Digital currency presented a revolutionary model for executing financial transactions with substantial potential for growth.

•
Infrastructure Needs: In order to become widely adopted, digital currency would need to rely on many traditional elements of financial services, including those services that support funds transfers, customer account controls and other security measures.

•
Regulatory Complexity as a Barrier to Entry: Providing infrastructure solutions and services to the digital currency industry would require specialized compliance capabilities and a management team with a deep understanding of both the digital currency and the financial services industries.

These insights have been proven correct and we believe they remain true today. In fact, we believe that the market opportunity for digital currencies, the need for infrastructure solutions and services and the regulatory complexity have all expanded significantly since 2013. Our ability to address these market dynamics over the past six years has provided us with a first-mover advantage within the digital currency industry that is the cornerstone of our leadership position today.
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of September 30, 2019, we had 250 prospective digital currency customers in various stages of our customer onboarding process, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our API.
The following chart sets forth summary information regarding the types of market participants who are our primary customers:

•	Digital Currency Exchanges: Exchanges through which digital currencies are bought and sold; includes over-the-counter, or OTC, trading desks.

•	Institutional Investors: Hedge funds, venture capital funds, private equity funds, family offices and traditional asset managers, which are investing in digital currencies as an asset class.

•	Other Customers: Companies developing new protocols, platforms and applications; mining operations; and providers of other services.
Our customers include some of the largest U.S. exchanges and global investors in the digital currency industry. These market participants generally hold either or both of two distinct types of funds: (i) those funds that market participants use for digital currency investment activities, which we refer to as investor funds, and (ii) those funds that market participants use for business operations, which we refer to as operating funds.
Our customer ecosystem also includes software developers, digital currency miners, custodians and general industry participants that need our solutions and services.

Silvergate Exchange Network
The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Dollars in millions)
# SEN Transactions	12,312	1,453	31,663	2,892
$ Volume of SEN Transactions	$10,425	$1,680	$23,126	$4,359

Financial Results
The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$21,388	$18,707	$60,923	$51,151
Interest expense	2,945	737	5,596	2,391
Net interest income	18,443	17,970	55,327	48,760
(Reversal of) provision for loan losses	(858)	—	(439)	148
Net interest income after provision	19,301	17,970	55,766	48,612
Noninterest income	2,599	2,184	12,624	5,572
Noninterest expense	12,611	11,417	38,818	34,346
Income before income taxes	9,289	8,737	29,572	19,838
Income tax expense	2,633	2,458	8,324	5,525
Net income	$6,656	$6,279	$21,248	$14,313
Financial Ratios(1):
Return on average assets (ROAA)(2)	1.20%	1.27%	1.38%	1.00%
Return on average equity (ROAE)(2)	11.78%	13.74%	13.61%	12.09%
Net interest margin(3)	3.39%	3.67%	3.64%	3.45%
Noninterest income to average assets(2)	0.47%	0.44%	0.82%	0.39%
Noninterest expense to average assets	2.27%	2.32%	2.52%	2.41%
Efficiency ratio(2)(4)	59.93%	56.65%	57.13%	63.22%
Loan yield(5)	5.50%	5.64%	5.56%	5.47%
Cost of deposits	0.50%	0.09%	0.29%	0.11%
Cost of funds	0.59%	0.17%	0.41%	0.18%
Share Data:
Basic earnings per share	$0.37	$0.35	$1.19	$0.89
Diluted earnings per share	$0.36	$0.34	$1.16	$0.86
Basic weighted average shares outstanding	17,840	17,808	17,830	16,113
Diluted weighted average shares outstanding	18,246	18,254	18,252	16,607
________________________

(1)	Data has been annualized except for efficiency ratio.

(2)
Excluding the gain attributed to the branch sale, net income would have been $17.3 million and ROAA, ROAE, noninterest income to average assets and efficiency ratio would have been 1.12%, 11.09%, 0.46% and 62.17%, respectively, for the nine months ended September 30, 2019. See “Non-GAAP Financial Measures” for a reconciliation of these metrics.

(3)	Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period.

(4)	Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.

(5)	Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	September 30, 2019	December 31, 2018

	(Dollars in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$160,258	$674,420
Securities	909,917	357,251
Loans held-for-investment, net	691,990	592,781
Loans held-for-sale	311,410	350,636
Other assets	63,269	29,230
Total assets	$2,136,844	$2,004,318
Deposits	$1,848,095	$1,783,005
Borrowings	39,813	20,659
Other liabilities	18,322	9,408
Total liabilities	1,906,230	1,813,072
Total shareholders’ equity	230,614	191,246
Total liabilities and shareholders' equity	$2,136,844	$2,004,318
Nonperforming Assets:
Nonperforming loans	$6,707	$8,303
Troubled debt restructurings	$1,840	$514
Other real estate owned, net	$81	$31
Nonperforming assets	$6,788	$8,334
Asset Quality Ratios:
Nonperforming assets to total assets	0.32%	0.42%
Nonperforming loans to gross loans(1)	0.96%	1.39%
Nonperforming assets to gross loans and other real estate owned(1)	0.98%	1.40%
Net charge-offs (recoveries) to average total loans(1)	0.01%	(0.01)%
Allowance for loan losses to gross loans(1)	0.89%	1.13%
Allowance for loan losses to nonperforming loans	92.31%	80.97%
Company Capital Ratios:
Tier 1 leverage ratio	10.43%	9.00%
Common equity tier 1 capital ratio	23.57%	23.10%
Tier 1 risk-based capital ratio	25.28%	24.96%
Total risk-based capital ratio	25.97%	25.77%
Total shareholders’ equity to total assets	10.79%	9.54%
Book value per share	$12.92	$10.73
Bank Capital Ratios:
Tier 1 leverage ratio	10.01%	8.51%
Common equity tier 1 capital ratio	24.30%	23.68%
Tier 1 risk-based capital ratio	24.30%	23.68%
Total risk-based capital ratio	25.00%	24.50%
Other:
Total headcount	209	209
________________________

(1)	Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s prospectus dated November 6, 2019 and filed with the SEC on November 8, 2019, relating to its initial public offering (“IPO”).
Accounting policies, as described in detail in the notes to our consolidated financial statements, included in the Company’s prospectus dated November 6, 2019 and filed with the SEC on November 8, 2019, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Increase/ (Decrease)	2019	2018	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$21,388	$18,707	14.3%	$60,923	$51,151	19.1%
Interest expense	2,945	737	299.6%	5,596	2,391	134.0%
Net interest income	18,443	17,970	2.6%	55,327	48,760	13.5%
(Reversal of) provision for loan losses	(858)	—	N/M	(439)	148	(396.6)%
Net interest income after provision	19,301	17,970	7.4%	55,766	48,612	14.7%
Noninterest income	2,599	2,184	19.0%	12,624	5,572	126.6%
Noninterest expense	12,611	11,417	10.5%	38,818	34,346	13.0%
Net income before income taxes	9,289	8,737	6.3%	29,572	19,838	49.1%
Income tax expense	2,633	2,458	7.1%	8,324	5,525	50.7%
Net income	$6,656	$6,279	6.0%	$21,248	$14,313	48.5%
________________________
N/M—Not meaningful
Net income for the three months ended September 30, 2019 was $6.7 million, an increase of $0.4 million or 6.0% from net income of $6.3 million for the three months ended September 30, 2018. The increase was primarily due to an increase of $2.7 million or 14.3% in interest income, a $0.9 million loan loss reversal and a $0.4 million increase in noninterest income, partially offset by a $2.2 million increase or 299.6% in interest expense, a $1.2 million or 10.5% increase in noninterest expense and a $0.2 million increase in income tax expense, all as described below.
Net income for the nine months ended September 30, 2019 was $21.2 million, an increase of $6.9 million or 48.5% from net income of $14.3 million for the nine months ended September 30, 2018. The increase was primarily due to an increase of $9.8 million or 19.1% in interest income and a $7.1 million increase in noninterest income, partially offset by a $3.2 million or 134.0% increase in interest expense, a $4.5 million or 13.0% increase in noninterest expense and a $2.8 million increase in income tax expense, all as described below.

Net Interest Income and Net Interest Margin Analysis
We analyze our ability to maximize income generated from interest earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between the interest and fees earned on interest earning assets, such as loans, interest earning deposits in other banks and securities, and the interest expense incurred on interest bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest bearing liabilities.
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Southern California region, developments affecting the real estate, technology, hospitality, tourism and financial services sectors within our target markets and throughout the Southern California region, the volume and availability of residential loan pools and non-qualified residential loans and mortgage banker relationships. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.
The following tables show the average outstanding balance of each principal category of our assets, liabilities and shareholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and cost are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities for the same period.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$234,606	$1,183	2.00%	$770,832	$3,921	2.02%
Securities	935,263	6,510	2.76%	266,718	1,941	2.89%
Loans(1)(2)	979,283	13,574	5.50%	895,107	12,726	5.64%
Other	10,742	121	4.47%	10,140	119	4.66%
Total interest earning assets	2,159,894	21,388	3.93%	1,942,797	18,707	3.82%
Noninterest earning assets	45,306			12,706
Total assets	$2,205,200			$1,955,503
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$438,277	$2,385	2.16%	$234,044	$400	0.68%
FHLB advances and other borrowings	43,642	289	2.63%	6,622	98	5.87%
Subordinated debentures	15,810	271	6.80%	15,796	239	6.00%
Total interest bearing liabilities	497,729	2,945	2.35%	256,462	737	1.14%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,468,992			1,512,393
Other liabilities	14,400			5,297
Shareholders’ equity	224,079			181,351
Total liabilities and shareholders’ equity	$2,205,200			$1,955,503
Net interest spread(3)			1.58%			2.68%
Net interest income		$18,443			$17,970
Net interest margin(4)			3.39%			3.67%
________________________
(1)Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.
(2)Interest income includes amortization of deferred loan fees, net of deferred loan costs.
(3)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.
(4)Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

	Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$465,201	$8,038	2.31%	$770,368	$10,386	1.80%
Securities	633,742	14,044	2.96%	248,584	5,016	2.70%
Loans(1)(2)	921,982	38,369	5.56%	863,967	35,357	5.47%
Other	10,668	472	5.92%	8,994	392	5.83%
Total interest earning assets	2,031,593	60,923	4.01%	1,891,913	51,151	3.61%
Noninterest earning assets	31,705			12,771
Total assets	$2,063,298			$1,904,684
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$303,730	$3,920	1.73%	$269,331	$1,386	0.69%
FHLB advances and other borrowings	40,499	874	2.89%	8,315	334	5.37%
Subordinated debentures	15,807	802	6.78%	15,793	671	5.68%
Total interest bearing liabilities	360,036	5,596	2.08%	293,439	2,391	1.09%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,482,317			1,447,404
Other liabilities	12,170			5,593
Shareholders’ equity	208,775			158,248
Total liabilities and shareholders’ equity	$2,063,298			$1,904,684
Net interest spread(3)			1.93%			2.52%
Net interest income		$55,327			$48,760
Net interest margin(4)			3.64%			3.45%
________________________
(1)Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.
(2)Interest income includes amortization of deferred loan fees, net of deferred loan costs.
(3)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.
(4)Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.
Information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2019 Compared to 2018			For the Nine Months Ended September 30, 2019 Compared to 2018
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(2,704)	$(34)	$(2,738)	$(4,791)	$2,443	$(2,348)
Securities	4,657	(88)	4,569	8,490	538	9,028
Loans	1,173	(325)	848	2,406	606	3,012
Other	7	(5)	2	74	6	80
Total interest income	$3,133	$(452)	$2,681	$6,179	$3,593	$9,772
Interest Expense:
Interest bearing deposits	$567	$1,418	$1,985	$198	$2,336	$2,534
FHLB advances and other borrowings	272	(81)	191	758	(218)	540
Subordinated debentures	—	32	32	(1)	132	131
Total interest expense	839	1,369	2,208	955	2,250	3,205
Net interest income	$2,294	$(1,821)	$473	$5,224	$1,343	$6,567
Net interest income increased $0.5 million to $18.4 million for the three months ended September 30, 2019 compared to $18.0 million for the three months ended September 30, 2018, due to an increase of $2.7 million in interest income partially offset by an increase of $2.2 million in interest expense.
Average total interest earning assets increased $217.1 million or 11.2%, from $1.9 billion for the three months ended September 30, 2018 to $2.2 billion for the three months ended September 30, 2019. The increase was primarily due to an increase in average balance of securities loans, partly offset by a decrease in interest earning deposits in other banks. The increase in securities was driven by the purchase of fixed-rate commercial mortgage-backed securities and adjustable rate residential mortgage-backed securities, while the increase in loans was primarily driven by an increase in mortgage warehouse loans, partly offset by a decrease in commercial loans related to the sale of the San Marcos branch in the first quarter of 2019. Yields on earning assets benefited from the increase in securities relative to interest earnings deposits in other banks, and from an overall increase in higher yielding loans. Interest earning deposits in other banks decreased $305.2 million from $770.4 million for the three months ended September 30, 2018 to $465.2 million three months ended September 30, 2019. The movement in these asset classes was primarily due to the implementation of the Bank’s hedging strategy beginning in March 2019. For a further discussion of our hedging strategy, see “—Financial Condition—Securities.” The average annualized yield on total interest earning assets increased from 3.82% for the three months ended September 30, 2018 to 3.93% for the three months ended September 30, 2019.
Average interest bearing liabilities increased $241.3 million or 94.1% for the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to the implementation of the Bank’s hedging strategy. The increase in interest bearing deposits was primarily due to the issuance of callable brokered certificates of deposits, which were used to fund the fixed-rate commercial mortgage-backed securities, both associated with our hedging strategy. The average annualized rate on total interest bearing liabilities increased to 2.35% for the three months ended September 30, 2019 compared to 1.14% for the same period in 2018 primarily due to interest on callable brokered certificates deposits associated with our hedging strategy.
For the three months ended September 30, 2019, the net interest spread was 1.58% and the net interest margin was 3.39% compared to 2.68% and 3.67%, respectively, for the comparable period in 2018. The decrease in the net interest spread and net interest margin in the three months ended September 30, 2019 was primarily due to the callable brokered certificates of deposits associated with our hedging strategy.
Net interest income increased $6.6 million to $55.3 million for the nine months ended September 30, 2019 compared to $48.8 million for the nine months ended September 30, 2018, due to an increase of $9.8 million in interest income partially offset by an increase of $3.2 million in interest expense.
Average total interest earning assets increased $139.7 million or 7.4%, from $1.9 billion for the nine months ended September 30, 2018 to $2.0 billion for the nine months ended September 30, 2019. This increase was due to the inflow of noninterest bearing deposits related to our digital currency initiative which were invested in securities and interest earning deposits. The average balance of securities increased from $248.6 million for the nine months ended September 30, 2018 to

$633.7 million for the nine months ended September 30, 2019 while the average balance of interest bearing deposits in other banks decreased from $770.4 million to $465.2 million over the same time period. The movement in these asset classes was primarily due to the implementation of the Bank’s hedging strategy during the first nine months of 2019. The average annualized yield on total interest earning assets increased from 3.61% for the nine months ended September 30, 2018 to 4.01% for the nine months ended September 30, 2019 primarily due to interest on callable brokered certificates deposits associated with our hedging strategy.
Average interest bearing liabilities increased $66.6 million or 22.7% for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to an increase in interest bearing deposits between periods, and an increase in FHLB and other borrowings. The average annualized rate on total interest bearing liabilities increased to 2.08% for the nine months ended September 30, 2019 compared to 1.09% for the same period in 2018.
For the nine months ended September 30, 2019, the net interest spread was 1.93% and the net interest margin was 3.64% compared to 2.52% and 3.45%, respectively, for the comparable period in 2018. The decrease in the net interest spread in the nine months ended September 30, 2019 was primarily due to the callable brokered certificates of deposits associated with our hedging strategy.
Provision for Loan Losses
The provision for loan losses is a charge or reversal to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded a reversal of $0.9 million and no provision for loan losses for the three months ended September 30, 2019 and 2018, respectively. We recorded a reversal of $0.4 million and a provision for loan losses $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. The allowance for loan losses to total gross loans held-for-investment was 0.89% at September 30, 2019 compared to 1.21% at September 30, 2018. The reversal was due to improvements in qualitative factors related to the loan portfolio and the continued low charge-off rates.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Increase/ (Decrease)	2019	2018	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$373	$393	(5.1)%	$1,085	$1,152	(5.8)%
Service fees related to off-balance sheet deposits	283	573	(50.6)%	1,454	1,683	(13.6)%
Deposit related fees	1,657	688	140.8%	3,815	1,655	130.5%
Gain on sale of loans	248	416	(40.4)%	593	699	(15.2)%
Gain on sale of branch, net	—	—	—	5,509	—	N/M
Other income	38	114	(66.7)%	168	383	(56.1)%
Total noninterest income	$2,599	$2,184	19.0%	$12,624	$5,572	126.6%
________________________
N/M—Not meaningful
Noninterest income for the three months ended September 30, 2019 was $2.6 million, an increase of $0.4 million or 19.0% compared to noninterest income of $2.2 million for the three months ended September 30, 2018. The increase was primarily due to an increase of $1.0 million, or 140.8%, in deposit related fees. The increase was partially offset by decreases in service fees related to off-balance sheet deposits, gain on sale of loans and other income. Deposit related fees increased primarily due to increases in transactional volume for cash management, SEN related fees and foreign exchange fee income associated with our digital currency initiative.
Noninterest income for the nine months ended September 30, 2019 was $12.6 million, an increase of $7.1 million or 126.6% compared to noninterest income of $5.6 million for the nine months ended September 30, 2018. This increase was primarily due to a $5.5 million gain on sale of branch and a $2.2 million increase in deposit related fees, partially offset by a $0.2 million decrease in service fees related to off-balance sheet deposits. To further our digital currency initiative as the core of our strategy, the Bank completed the sale of its San Marcos branch and business loan portfolio to another bank in March 2019. This transaction generated a pre-tax gain on sale of $5.5 million, reduced total loans by $115.4 million and total deposits by $74.5 million, and resulted in twelve former employees being hired by the acquiring bank. The $2.2 million increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative. In the fourth quarter of 2018 we began working with correspondent banking partners, including a leading global investment bank, to provide competitive foreign exchange alternatives to our clients.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Increase/ (Decrease)	2019	2018	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$8,277	$7,259	14.0%	$25,124	$21,335	17.8%
Occupancy and equipment	892	742	20.2%	2,777	2,251	23.4%
Communications and data processing	1,298	703	84.6%	3,458	2,149	60.9%
Professional services	889	1,507	(41.0)%	3,407	3,918	(13.0)%
Federal deposit insurance	39	214	(81.8)%	382	1,078	(64.6)%
Correspondent bank charges	288	240	20.0%	868	914	(5.0)%
Other loan expense	47	57	(17.5)%	290	198	46.5%
Other real estate owned expense	75	(10)	850.0%	80	42	90.5%
Other general and administrative	806	705	14.3%	2,432	2,461	(1.2)%
Total noninterest expense	$12,611	$11,417	10.5%	$38,818	$34,346	13.0%
Noninterest expense increased $1.2 million or 10.5% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increases in salaries and employee benefits, occupancy and equipment and communications and data processing expense, offset by decreases in professional services and federal deposit insurance expense. Salaries and employee benefits increased by $1.0 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in average cost per full-time equivalent employees, with significant increases in the Bank’s average full-time equivalent employees in project management and operations to support the expansion of our technology driven platform, partially offset by a reduction in personnel as a result of the sale of the Bank’s San Marcos branch and business loan operations. Communications and data processing increased by $0.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to enhancements to our IT infrastructure and expansion projects to support our digital currency initiative. Professional services decreased by $0.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to decreased consulting and legal expense.
Noninterest expense increased $4.5 million or 13.0% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increases in salaries and employee benefits, occupancy and communications and data processing expense, partially offset by decreases in professional services and federal deposit insurance. The increase of $3.8 million or 17.8% in salaries and employee benefits was primarily due to an increase in average full-time equivalent employees with significant increases in the Bank’s average full-time equivalent employees in project management and operations, partially offset by a reduction in personnel as a result of the sale of the Bank’s San Marcos branch and business loan operations. Occupancy and equipment increased $0.5 million or 23.4% primarily due to an increase in leased space for the corporate headquarters partially offset by the sale of the San Marcos branch. Communications and data processing increased $1.3 million or 60.9% primarily due to updating our IT infrastructure and expansion projects to support our digital currency initiative. We continue to invest in scalable technology, and recently committed to expand our banking platform with a cloud-based API-enabled payment hub to complement our API-enabled SEN. Alongside the implementation of the Bank’s payments hub, the Bank is implementing a customer-facing foreign exchange platform. While we continue to invest in projects to strengthen our ability to operate efficiently and effectively while leveraging existing and new technology, professional service fees have decreased by $0.5 million or 13.0% due to decreased consulting expense. The decrease of $0.7 million or

64.6% in federal deposit insurance payments was due to an FDIC assessment credit as well as a reduction in the multiplier based on significant asset growth for the prior fiscal year relative to the current comparable period.
Income Tax Expense
The amount of income tax expense we incur is influenced by the amounts of our pre-tax income, and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, such as the Tax Cuts and Jobs Act of 2017, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $2.6 million for the three months ended September 30, 2019 compared to $2.5 million for three nine months ended September 30, 2018. Our effective tax rates for the three months ended September 30, 2019 and 2018 were 28.3% and 28.1%, respectively.
Income tax expense was $8.3 million for the nine months ended September 30, 2019 compared to $5.5 million for the nine months ended September 30, 2018. The increase was primarily related to increased pre-tax income. Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 28.1% and 27.9%, respectively. The increase in our effective tax rate was primarily related to an increase in our state blended tax rate and non-deductible tax treatment of certain noninterest expenses.
Financial Condition
As of September 30, 2019, our total assets increased to $2.1 billion compared to $2.0 billion as of December 31, 2018. Shareholders’ equity increased $39.4 million, or 20.6%, to $230.6 million at September 30, 2019 compared to $191.2 million at December 31, 2018. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is discussed below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks decreased from $670.2 million at December 31, 2018 to $156.2 million at September 30, 2019. The decrease was due to lower balances with the FRB and purchases of securities particularly during the first half of 2019 as the Bank implemented its hedging strategy, discussed below.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral and regulatory capital requirements and as part of our recently implemented hedging strategy.
Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the years presented, substantially all securities were classified as available-for-sale.
Our securities available-for-sale increased $552.7 million, or 154.8%, from $357.2 million at December 31, 2018 to $909.9 million at September 30, 2019. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations and asset backed securities. Our securities portfolio has grown substantially due to the implementation of a hedging strategy and utilizing cash to purchase high quality available-for-sale securities. In March 2019, the Bank implemented a hedging strategy that includes purchases of interest rate floors and commercial mortgage-backed securities, primarily funded by callable brokered certificates of deposit. We entered into repurchase agreements to temporarily fund the purchase of securities while waiting for executed callable brokered certificates of deposit to settle. This hedging strategy is intended to reduce the Bank’s exposure to a decline in earnings in a declining interest rate environment with a minimal impact on current earnings. At September 30, 2019, we purchased $400.0 million in notional amount of interest rate floors, $350.4 million in fixed-rate commercial mortgage-backed securities and issued $325.0 million of callable brokered certificates of deposit related to this hedging strategy. The callable brokered certificates of deposit had an unamortized premium of $2.3 million and have an average life of 4.2 year as of September 30, 2019. These certificates of deposit are initially callable six months after issuance and monthly thereafter. The initial call dates for all callable brokered certificates of deposit are from October 2019 through January 2020. At September 30, 2019, we held a total of $196.0 million in callable certificates of deposit and $1.3 million of related unamortized premium, which was subsequently called after the end of the third quarter. In addition, we purchased $214.8 million in adjustable rate residential mortgage-backed securities during the nine months ended September 30, 2019 and sold $30.0 million of residential and commercial government agency collateralized mortgage obligations.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at September 30, 2019 and the amortized cost and carrying value of those securities as of the indicated dates.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
September 30, 2019
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5	2.25%	$—	—	$—	—	$778	4.28%	$783	$816	2.95%
Government agency collateralized mortgage obligation	—	—	—	—	—	—	246,689	2.67%	246,689	246,323	2.67%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	27,385	3.86%	27,385	27,741	3.86%
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	—	—	—	—	—	—	363,782	3.14%	363,782	380,780	3.14%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	258,623	2.86%	258,623	254,257	2.86%
Total securities	$5	2.25%	$—	—	$—	—	$897,257	2.95%	$897,262	$909,917	2.95%

	September 30, 2019		December 31, 2018
	Total		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$783	$816	$932	$957
Government agency collateralized mortgage obligation	246,689	246,323	50,888	50,300
Private-label collateralized mortgage obligation	27,385	27,741	23,988	23,945
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	23,817	22,752
Private-label collateralized mortgage obligation	363,782	380,780	—	—
Asset backed securities:
Government sponsored student loan pools	258,623	254,257	260,050	259,224
Securities Held-to-Maturity:
Collateralized mortgage obligations	—	—	73	72
Total securities	$897,262	$909,917	$359,748	$357,250
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate and mortgage warehouse loans, as well as commercial and industrial loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, multi-family loans and commercial and industrial loans provide us with higher risk-adjusted returns, relatively shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our commercial real estate, multi-family real estate, construction and commercial and industrial lending activities are principally directed to our market area of Southern California. Our one-to-four family residential loans and warehouse loans are sourced throughout the United States.

The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$212,440	30.6%	$190,885	32.0%
Multi-family	77,901	11.2%	40,584	6.8%
Commercial	322,733	46.4%	309,655	51.9%
Construction	3,986	0.6%	3,847	0.6%
Commercial and industrial	14,563	2.1%	8,586	1.4%
Consumer and other	76	0.0%	150	0.0%
Reverse mortgage	1,629	0.2%	1,742	0.3%
Mortgage warehouse	61,856	8.9%	41,586	7.0%
Total gross loans held-for-investment	695,184	100.0%	597,035	100.0%
Deferred fees, net	2,997		2,469
Total loans held-for-investment	698,181		599,504
Allowance for loan losses	(6,191)		(6,723)
Total net loans held-for-investment	$691,990		$592,781
Loans held-for-sale	$311,410		$350,636
The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2019:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	September 30, 2019
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$7	$835	$211,598	$212,440
Multi-family	1,255	31,097	45,549	77,901
Commercial	38,265	128,332	156,136	322,733
Construction	3,870	116	—	3,986
Commercial and industrial	12,515	2,048	—	14,563
Consumer and other	76	—	—	76
Reverse mortgage	—	—	1,629	1,629
Mortgage warehouse	61,856	—	—	61,856
Total gross loans held-for-investment	$117,844	$162,428	$414,912	$695,184
Amounts with fixed rates	$87,638	$129,680	$83,893	$301,211
Amounts with floating rates	$30,206	$32,748	$331,019	$393,973
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether such loans are actually past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income.

Interest income is subsequently recognized only to the extent cash payments received exceed principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection.
We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
Nonperforming loans decreased to $6.7 million, or 0.96% of total loans, at September 30, 2019 compared to $8.3 million, or 1.39% of total loans, at December 31, 2018. The decrease in nonperforming loans during the nine months ended September 30, 2019 was due to principal repayments on nonperforming commercial and industrial loans, offset partially by an increase in one-to-four family nonaccrual loans.
Other real estate owned increased to $81,000 as of September 30, 2019 compared to $31,000 at December 31, 2018.
Total nonperforming assets were $6.8 million and $8.3 million at September 30, 2019 and December 31, 2018, respectively, or 0.32% and 0.42%, respectively, of total assets.
The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	September 30, 2019	December 31, 2018

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$4,161	$3,062
Commercial	—	422
Commercial and industrial	1,473	3,596
Reverse mortgage	1,073	1,223
Accruing loans 90 or more days past due	—	—
Total gross nonperforming loans	6,707	8,303
Other real estate owned, net	81	31
Total nonperforming assets	$6,788	$8,334
Ratio of nonperforming loans to total loans(1)	0.96%	1.39%
Ratio of nonperforming assets to total assets	0.32%	0.42%

Troubled debt restructurings
Restructured loans-nonaccrual	$1,209	$301
Restructured loans-accruing	631	213
Total troubled debt restructurings	$1,840	$514
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
Loans Grading
From a credit risk standpoint, we grade watchlist and problem loans into one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits regularly. Ratings are adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). The Bank uses the following definitions for watch list risk ratings:

•
Pass. Loans in all classes that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

•
Special Mention. A special mention loan has potential weaknesses deserving of management’s close attention. If uncorrected, such weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date.

•
Substandard. A substandard loan is inadequately protected by the current financial condition and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if deficiencies are not corrected.

•
Doubtful. A doubtful loan has all weaknesses inherent in one classified as substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2019
Real estate loans:
One-to-four family	$208,280	$—	$4,160	$—	$212,440
Multi-family	77,901	—	—	—	77,901
Commercial	322,733	—	—	—	322,733
Construction	3,986	—	—	—	3,986
Commercial and industrial	10,657	143	3,763	—	14,563
Consumer and other	76	—	—	—	76
Reverse mortgage	376	179	1,074	—	1,629
Mortgage warehouse	61,856	—	—	—	61,856
Total gross loans held-for-investment	$685,865	$322	$8,997	$—	$695,184

	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2018
Real estate loans:
One-to-four family	$187,823	$—	$3,062	$—	$190,885
Multi-family	40,584	—	—	—	40,584
Commercial	309,233	—	422	—	309,655
Construction	3,847	—	—	—	3,847
Commercial and industrial	4,630	360	3,596	—	8,586
Consumer and other	150	—	—	—	150
Reverse mortgage	214	305	1,223	—	1,742
Mortgage warehouse	41,586	—	—	—	41,586
Total gross loans held-for-investment	$588,067	$665	$8,303	$—	$597,035
Loan Reviews and Problem Loan Management.
Our credit administration staff conducts meetings at least eight times a year to review asset quality and loan delinquencies. The Bank’s Lending and Collection Policy requires that we perform annual reviews of every loan of $250,000 or more not rated special mention or adversely classified. Individual loan reviews encompass a loan’s payment status and history, current and projected paying capacity of the borrower and/or guarantor(s), current condition and estimated value of any collateral, sufficiency of credit and collateral documentation, and compliance with Bank and regulatory lending standards. Loan reviewers assign an overall loan risk rating from one of the Bank’s loan rating categories and prepare a written report summarizing the review, with any work papers related to the review retained.
Once a loan is identified as a problem loan or a loan requiring a workout, the Bank makes an evaluation and develops a plan for handling the loan. In developing such a plan, management reviews all relevant information from the loan file and any loan review reports. We have a conversation with the borrower and update current and projected financial information (including borrower global cash flows when possible) and collateral valuation estimates. Following analysis of all available relevant information, management adopts an action plan from the following alternatives: (a) continuation of loan collection efforts on their existing terms, (b) a restructure of the loan’s terms, (c) a sale of the loan, (d) a charge off or partial charge off, (e) foreclosure on pledged collateral, or (f) acceptance of a deed in lieu of foreclosure.
Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as troubled debt restructurings, or TDRs. As of September 30, 2019, the Company held nine loans amounting to $1.8 million, which were TDRs compared to seven loans amounting to $0.5 million at December 31, 2018.
A loan is identified as a TDR when a borrower is experiencing financial difficulties and, for economic or legal reasons related to these difficulties, the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due or within the time periods originally due under the original contract, including one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a temporary forbearance with regard to the payment of principal or interest. All TDRs are reviewed for potential impairment. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a minimum period of six months to demonstrate that the borrower can perform under the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.
Allowance for Loan Losses
We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.
In reviewing our loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•
For residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral;

•
For commercial and multi-family mortgage loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•
For construction loans, the perceived feasibility of the project including the ability to sell improvements constructed for resale, the quality and nature of contracts for presale, if any, experience and ability of the builder, loan-to-cost ratio and loan-to-value ratio;

•
For commercial and industrial loans, the debt service coverage ratio (income from the business exceeding operating expenses compared to loan repayment requirements), the operating results of the commercial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and

•
For mortgage warehouse loans held-for-investment, despite our negligible loss history, we provide a loss allowance factor subject to quarterly adjustment. Mortgage warehouse loans held-for-sale are not subject to any loan loss allowance.

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended September 30,
	2019	2018

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,723	$8,165
Charge-offs:
Real estate:
One-to-four family	93	6
Total charge-offs	93	6
Recoveries:
Commercial and industrial	—	(80)
Reverse mortgage	—	(1)
Total recoveries	—	(81)
Net charge-offs (recoveries)	93	(75)
(Reversal of) provision for loan losses	(439)	148
Allowance for loan losses at period end	$6,191	$8,388

Total gross loans outstanding (end of period)	$695,184	$694,585
Average loans outstanding	$655,790	$694,272

Allowance for loan losses to period end loans	0.89%	1.21%
Net charge-offs (recoveries) to average loans	0.01%	(0.01)%
Our allowance for loan losses at September 30, 2019 and September 30, 2018 was $6.2 million and $8.4 million, respectively, or 0.89% and 1.21% of loans for each respective period-end.
We had $93,000 in charge-offs and no recoveries for the nine months ended September 30, 2019 compared to charge-offs of $6,000 and $81,000 of recoveries for the nine months ended September 30, 2018.
Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.

The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2019		December 31, 2018
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$2,051	0.30%	$1,848	0.31%
Multi-family	653	0.09%	483	0.08%
Commercial	2,791	0.40%	3,854	0.65%
Construction	96	0.01%	98	0.02%
Commercial and industrial	312	0.04%	156	0.03%
Consumer and other	1	0.00%	1	0.00%
Reverse mortgage	37	0.01%	54	0.01%
Mortgage warehouse	250	0.04%	229	0.04%
Total allowance for loan losses	$6,191	0.89%	$6,723	1.13%
________________________
(1)Loan category as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Deposits remained flat at $1.8 billion at September 30, 2019 compared to December 31, 2018. Noninterest bearing deposits totaled $1.4 billion (representing approximately 75.5% of total deposits) at September 30, 2019, compared to $1.6 billion (representing approximately 88.7% of total deposits) at December 31, 2018. Total deposits increased slightly due to the issuance of $325.0 million in callable brokered certificates of deposit associated with the implementation of a hedging strategy, offset by the sale of the San Marcos branch, which reduced total deposits by $74.5 million. The decrease in noninterest bearing deposits reflect changes in deposit levels of our digital currency customers. While deposits may fluctuate in the ordinary course of business, we continue to add new digital currency customers each quarter.
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	September 30, 2019		December 31, 2018
	Number of Customers	Total Deposits	Number of Customers	Total Deposits

	(Dollars in millions)
Digital currency exchanges	69	$546	37	$618
Institutional investors	468	504	363	577
Other customers	219	247	142	274
Total	756	$1,297	542	$1,470
The funding related to the success of the digital currency initiative has substantially reduced our cost of funds and allowed us to focus on retaining lower cost deposits. Our cost of total deposits and our cost of funds was 0.29% and 0.41%, respectively, for the nine months ended September 30, 2019 as compared to 0.11% and 0.18%, respectively, for the nine months ended September 30, 2018. The increase in the weighted average cost of deposits compared to the prior period was driven by the addition of new callable brokered certificates of deposit associated with a hedging strategy, as discussed in “Financial Condition—Securities” above. For the nine months ended September 30, 2019, the hedging strategy increased the cost of deposits by 22 basis points due to the funding of the strategy with callable brokered certificates of deposit.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$1,482,317	—	$1,554,852	—
Interest bearing accounts:
Interest bearing demand accounts	48,701	0.14%	53,627	0.14%
Money market and savings accounts	93,028	0.83%	146,055	0.59%
Certificates of deposit:
Brokered certificates of deposit	145,405	2.85%	—	—
Other	16,596	1.50%	58,901	1.45%
Total interest bearing deposits	303,730	1.73%	258,583	0.69%
Total deposits	$1,786,047	0.29%	$1,813,435	0.10%
The following table presents the maturities of our certificates of deposit as of September 30, 2019:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$353	$310	$360	$752	$1,775
Less than $100,000	116	259	147	322,964	323,486
Total	$469	$569	$507	$323,716	$325,261
Borrowings
We primarily utilize short-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2019, approximately $695.7 million in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio as needed. As of September 30, 2019, we had $529.4 million in available borrowing capacity from the FHLB. Our use of FHLB advances has been significantly reduced due to the inflow of noninterest bearing deposits. At September 30, 2019, we had $20.0 million in outstanding FHLB advances.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018

	(Dollars in thousands)
Amount outstanding at period-end	$20,000	$—
Weighted average interest rate at period-end	2.08%	—
Maximum month-end balance during the period	$20,000	$15,000
Average balance outstanding during the period	$10,322	$1,274
Weighted average interest rate during the period	2.23%	1.49%

Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $7.4 million as of September 30, 2019. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2019.
The Company has also issued subordinated debentures, obtained a term loan, entered into repurchase agreements and purchased federal funds. At September 30, 2019, these borrowings amounted to $19.8 million.
Notes Payable. On January 29, 2016, the Company obtained a term loan from a commercial bank with a single principal advance of $8.0 million due to mature on January 29, 2021. Loan interest and principal is payable quarterly commencing April 2016 and accrues interest at an annual rate equal to 2.60% plus the greater of zero percent and the one-month LIBOR rate. As of September 30, 2019, the one-month LIBOR rate was 2.02%. The proceeds were used to redeem preferred stock and can be prepaid at any time. The outstanding principal at September 30, 2019 was $4.0 million. Annual principal payments on outstanding borrowings are $1.1 million in 2019, $1.1 million in 2020 and $2.6 million in 2021.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2019, the interest rate for the Company’s next scheduled payment was 5.94%, based on six-month LIBOR of 2.19%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2019, the interest rate for the Company’s next scheduled payment was 3.97%, based on three-month LIBOR of 2.12%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
The Company also retained a 3% minority interest in each of these trusts which is included in subordinated debentures. The balance of the equity in the trusts is comprised of mandatorily redeemable preferred securities. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The Company has the right to defer interest payments on the subordinated debentures from time to time for a period not to exceed five years.
Other Borrowings. At September 30, 2019, the Company had no outstanding balance of repurchase agreements or federal funds purchased and had available lines of credit of $32.0 million with other correspondent banks.
Liquidity and Capital Resources
Liquidity
Liquidity is defined as the Bank’s capacity to meet its cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Bank’s ability to meet both expected and unexpected cash flows and collateral needs efficiently without adversely affecting either daily operations or the financial condition of the Bank. Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Bank’s obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure and the cash flow profiles of our on- and off-balance sheet obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints on the ability to convert assets into cash or in accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operation, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity and asset/liability management.
We maintain high levels of liquidity for our customers who operate in the digital currency industry, as these deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control. As a result, our investment portfolio is comprised primarily of mortgage-backed securities backed by government-sponsored entities, collateralized mortgage obligations and asset-backed securities.

Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the institution’s liquidity risk management process.
The movement of funds on our balance sheet among different SEN deposit customers does not reduce the Bank’s deposits and thus does not present liquidity issues or require any borrowing by the Company or the Bank. In addition, to the extent that SEN participants fully withdraw funds from the Bank, no material liquidity issues or borrowing needs would be presented since the majority of SEN deposit funds are held in cash or other short duration liquid assets.
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, other lines of credit and, if necessary, brokered certificates of deposit. At September 30, 2019, we had $20.0 million in outstanding FHLB advances. We did not have any borrowings outstanding with the FRB at September 30, 2019 and our borrowing capacity is limited only by eligible collateral. As of September 30, 2019, we had $529.4 million of available borrowing capacity from the FHLB, $7.4 million of available borrowing capacity from the FRB and available lines of credit of $32.0 million with other correspondent banks. Cash and cash equivalents at September 30, 2019 were $160.3 million. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $39.4 million to $230.6 million at September 30, 2019 compared to $191.2 million at December 31, 2018. The increase in shareholders’ equity was primarily due to net income for the nine months ended September 30, 2019, which amounted to $21.2 million and an increase in accumulated other comprehensive income of $18.2 million. The increase in accumulated other comprehensive income was primarily due to unrealized gains in the securities purchased in connection with the Bank’s hedging strategy.
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule currently applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $3 billion. While the Company was exempt from the consolidated capital requirements at September 30, 2019, it is not eligible for the Small Bank Holding Company Policy Statement due to the issuance of common stock in its recent initial public offering.
As of September 30, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2019
The Company
Tier 1 leverage ratio	$229,963	10.43%	$88,208	4.00%	N/A	N/A
Common equity tier 1 capital ratio	214,463	23.57%	40,939	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	229,963	25.28%	54,585	6.00%	N/A	N/A
Total risk-based capital ratio	236,268	25.97%	72,780	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	220,308	10.01%	88,062	4.00%	$110,077	5.00%
Common equity tier 1 capital ratio	220,308	24.30%	40,790	4.50%	58,919	6.50%
Tier 1 risk-based capital ratio	220,308	24.30%	54,386	6.00%	72,515	8.00%
Total risk-based capital ratio	226,613	25.00%	72,515	8.00%	90,644	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2018
The Company
Tier 1 leverage ratio	$208,807	9.00%	$92,812	4.00%	N/A	N/A
Common equity tier 1 capital ratio	193,307	23.10%	37,650	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	208,807	24.96%	50,200	6.00%	N/A	N/A
Total risk-based capital ratio	215,638	25.77%	66,933	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	197,175	8.51%	92,637	4.00%	$115,796	5.00%
Common equity tier 1 capital ratio	197,175	23.68%	37,472	4.50%	54,127	6.50%
Tier 1 risk-based capital ratio	197,175	23.68%	49,963	6.00%	66,618	8.00%
Total risk-based capital ratio	204,006	24.50%	66,618	8.00%	83,272	10.00%
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated statements of financial condition. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to “Note 9—Commitments and Contingencies—Off-Balance Sheet Items” of the “Notes to Unaudited Consolidated Financial Statements” under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Quarterly Report on Form 10-Q as being “non-GAAP financial measures.” We identify certain financial measures as non-GAAP financial measures if that financial measure excludes or includes amounts, that are not included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our statements of operations, financial condition or cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios that are calculated using exclusively financial measures presented in accordance with GAAP.
This Quarterly Report on Form 10-Q includes certain non-GAAP financial measures for the nine months ended September 30, 2019 in order to present our results of operations for that period on a basis consistent with our historical operations. On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement with HomeStreet Bank to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. This transaction, which was completed in March 2019, generated a pre-tax gain on sale of $5.5 million. There was no impact to the three months September 30, 2019.
We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. However, non-GAAP financial measures have a number of limitations, are not necessarily comparable to GAAP measures and should not be considered in isolation or viewed as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate non-GAAP financial measures may differ from that of other companies reporting non-GAAP measures with similar names. You should understand how such other companies calculate their financial measures that may be similar or have names that are similar to the non-GAAP financial measures discussed herein when comparing such non-GAAP financial measures. Our management uses the non-GAAP financial measures set forth below in its analysis of our performance.

	Nine Months Ended September 30,
	2019	2018

	(Dollars in thousands)
Net income
Net income, as reported	$21,248	$14,313
Adjustments:
Gain on sale of branch, net	(5,509)	—
Tax effect(1)	1,574	—
Adjusted net income	$17,313	$14,313

Return on average assets (ROAA)(2)
Adjusted net income	$17,313	$14,313
Average assets	2,063,298	1,904,684
Return on average assets (ROAA), as reported	1.38%	1.00%
Adjusted return on average assets	1.12%	1.00%

Return on average equity (ROAE)(2)
Adjusted net income	$17,313	$14,313
Average equity	208,775	158,248
Return on average equity (ROAE), as reported	13.61%	12.09%
Adjusted return on average equity	11.09%	12.09%

Noninterest income / average assets(2)
Noninterest income	$12,624	$5,572
Adjustments:
Gain on sale of branch, net	(5,509)	—
Adjusted noninterest income	7,115	5,572
Average assets	2,063,298	1,904,684
Noninterest income / average assets, as reported	0.82%	0.39%
Adjusted noninterest income / average assets	0.46%	0.39%

Efficiency ratio
Noninterest expense	$38,818	$34,346

Net interest income	55,327	48,760
Noninterest income	12,624	5,572
Total net interest income and noninterest income	67,951	54,332
Adjustments:
Gain on sale of branch, net	(5,509)	—
Adjusted total net interest income and noninterest income	62,442	54,332
Efficiency ratio, as reported	57.13%	63.22%
Adjusted efficiency ratio	62.17%	63.22%
________________________

(1)	Amount represents the total income tax effect of the adjustment, which is calculated based on the applicable marginal tax rate of 28.58%.

(2)	Data has been annualized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our Asset Liability Management Policy sets forth guidelines for effective funds management and establishes an approach for measuring and monitoring our net interest rate sensitivity.
Interest rate risk is the probability of an increase or decline in the value of an asset due to fluctuations in interest rates. These fluctuations have an impact on both the level of interest income and interest expense as well as the market value of all interest earning assets and interest bearing liabilities (excluding those with short-term maturities). The objective is to measure the impact that different interest rate scenarios have on net interest income and ensure that the results are within policy limits while maximizing income. The results can be reflected as a loss of future net interest income or a loss of current fair market value.
Exposure to interest rates is managed by structuring the balance sheet in a ‘business as usual’ or ‘base case’ scenario. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We hedge interest rate risk by utilizing interest rate floors and interest rate caps. The interest rate floors hedge our cash and securities and the interest rate caps hedge our subordinated debentures. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
Exposure to interest rate risk is managed by the Bank’s Asset Liability Management Committee, or ALCO, in accordance with policies approved by the board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital under the current interest rate outlook, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk that include an analysis of relationships between interest earning assets and interest-bearing liabilities as well as utilizing an interest rate simulation model where the rates are shocked.
The following table indicates that, for periods less than one year, rate-sensitive assets exceed rate-sensitive liabilities, resulting in an asset-sensitive position. For a bank with an asset-sensitive position, or positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect. Due to our significant asset sensitive position, we have hedged our interest rate risk in a decreasing rate environment by implementing our hedging strategy. For a discussion of our hedging strategy, see “—Financial Condition—Securities.”
INTEREST SENSITIVITY GAP

	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non -Sensitive	Total

	(Dollars in thousands)
September 30, 2019
Assets
Interest earning assets
Loans(1)	$428,830	$56,200	$55,260	$540,290	$469,301	$1,009,591
Securities(2)	486,249	10,493	2,602	499,344	420,837	920,181
Interest earning deposits in other banks	154,982	—	1,178	156,160	—	156,160
Total earning assets	$1,070,061	$66,693	$59,040	$1,195,794	$890,138	$2,085,932
Liabilities
Interest bearing liabilities
Interest bearing deposits	$128,401	$—	$—	$128,401	$—	$128,401
Certificates of deposit	1	467	569	1,037	324,224	325,261
Total interest bearing deposits	128,402	467	569	129,438	324,224	453,662
FHLB advances	20,000	—	—	20,000	—	20,000
Total interest bearing liabilities	$148,402	$467	$569	$149,438	$324,224	$473,662
Period gap	$921,659	$66,226	$58,471	$1,046,356	$565,914	$1,612,270
Cumulative gap	$921,659	$987,885	$1,046,356	$1,046,356	$1,612,270
Ratio of cumulative gap to total earning assets	0.86%	0.87%	0.88%	0.88%	0.77%
________________________

(1)	Includes loans held-for-sale.

(2)	Includes FHLB and FRB stock.

We use quarterly Interest Rate Risk, or IRR, simulations to assess the impact of changing interest rates on our net interest income and net income under a variety of scenarios and time horizons. These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve. Static simulation models are based on current exposures and assume a constant balance sheet with no new growth. Dynamic simulation models are also utilized that rely on detailed assumptions regarding changes in existing lines of business, new business, and changes in management and client behavior.
We also use economic value-based methodologies to measure the degree to which the economic values of the Bank’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon and captures all future cash flows expected from existing assets and liabilities. The economic value model utilizes a static approach in that the analysis does not incorporate new business; rather, the analysis shows a snapshot in time of the risk inherent in the balance sheet.
Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static IRR results. In addition, static IRR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management can increase asset duration and decrease liability duration to reduce asset sensitivity, or to decrease asset duration and increase liability duration in order to increase asset sensitivity.
The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2019:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2019	(7.76)%	0.00%	10.08%	22.35%	33.85%
Utilizing an economic value of equity, or EVE, approach, we analyze the risk to capital from the effects of various interest rate scenarios through a long-term discounted cash flow model. This measures the difference between the economic value of our assets and the economic value of our liabilities, which is a proxy for our liquidation value. While this provides some value as a risk measurement tool, management believes IRR is more appropriate in accordance with the going concern principle.
The following table illustrates the results of our EVE analysis as of September 30, 2019.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2019	(1.80)%	0.00%	1.24%	4.97%	7.60%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the other factors discussed in the “Risk Factors” section of our registration statement on Form S-1 filed with the SEC on October 28, 2019 (333-228446) and declared effective by the SEC on November 6, 2019 (the “Registration Statement”), which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our Registration Statement. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward‑looking statement or contained in any of our subsequent filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2019, the Company had one employee exercise options for shares of Class A common stock. Both exercises were done by a cashless exercise at a fair market value of $12.00 as determined by the Company’s board of directors. All of the stock options were issued pursuant to the Company’s 2010 Equity Compensation Plan. The table below reflects the date, number of options exercised, number of shares issued and the exercise price for each option exercise in the three months ending September 30, 2019.

OPTIONS EXERCISED IN THE THREE MONTHS ENDING SEPTEMBER 30, 2018
Date of Sale/Exercise	Number of Options	Number of Shares Issued	Exercise Price
August 15, 2019	13,457	4,000	$6.55
August 15, 2019	10,000	2,803	$6.86
The issuance of the shares of common stock was exempt from registration under the Securities Act, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.
On November 12, 2019, the Company completed its initial public offering of 3,333,333 shares of its Class A common stock at a price to the public of $12.00 per share, 824,605 shares of which were sold by the Company and 2,508,728 shares of which were sold by the selling shareholders. The net proceeds to the Company from the IPO were $6.8 million after deducting the underwriting discount and offering expenses, which have not yet been finalized. The Company did not receive any proceeds from the sales of shares by the selling shareholders. All of the shares were sold pursuant to our Registration Statement, which was declared effective by the SEC on November 6, 2019.
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on November 8, 2019 pursuant to Rule 424(b)(4) under the Securities Act.
The Company did not repurchase any of its shares during the quarter and does not have any authorized share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

3.1
Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGATE CAPITAL CORPORATION

Date:	December 4, 2019	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	December 4, 2019	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)