Form 10-K
period 2019-12-31
Silvergate Capital Corp
filed 2020-03-10
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At June 30, 2019 there was not a public market for the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2019 was $224.9 million.
As of March 3, 2020, the registrant had 18,371,160 shares of Class A voting common stock and 296,836 shares of Class B non-voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

SILVERGATE CAPITAL CORPORATION
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•
the success of the digital currency industry, the development and acceptance of which is subject to a high degree of uncertainty, as well as the continued evolution of the regulation of this industry and uncertainty of adoption of digital currencies;

•	the success of the digital currency initiative and our ability to implement aspects of our growth strategy;

•	the concentration of our depositor relationships in the digital currency industry generally and among digital currency exchanges in particular;

•	our ability to grow or sustain our low-cost funding strategy related to the digital currency initiative;

•	system failure or cybersecurity breaches of our network security;

•	our ability to keep pace with rapid technological changes in the industry or implement new technology effectively;

•	our reliance on third-party service providers for core systems support, informational website hosting, internet services, online account opening and other processing services;

•
economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry and/or our business;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•
credit risks, including risks related to the significance of commercial real estate loans in our portfolio, our ability to manage our credit risk effectively and the potential deterioration of the business and economic conditions in our primary market areas;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets;

•	changes in the value of collateral securing our loans;

•	our ability to protect our intellectual property and the risks we face with respect to claims and litigation initiated against us;

•
interest rate risk associated with our business, including sensitivity of our interest earning assets and interest bearing liabilities to interest rates, and the impact to our earnings from changes in interest rates;

•	our dependence on our management team and changes in management composition;

•	the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting.

•	the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;

•	potential exposure to fraud, negligence, computer theft and cyber-crime and other disruptions in our computer systems relating to our development and use of new technology platforms;

•	the adequacy of our risk management framework;

•	our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	the financial soundness of other financial institutions;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	other factors that are discussed in Item 1A. Risk Factors.
If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report on Form 10-K and other reports and registration statements filed by us with the U.S. Securities and Exchange Commission (“SEC”). Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

PART I
Item 1. Business
All references to “we,” “us,” “our,” “Silvergate” or the “Company” mean Silvergate Capital Corporation and our consolidated subsidiaries, including Silvergate Bank, our primary operating subsidiary. All references to the ‘‘Bank’’ refer to Silvergate Bank. All references to the “Corporation” refer to Silvergate Capital Corporation. References to “common stock” or “Class A Common Stock” refer to our Class A voting common stock. References to “Class B Common Stock” refer to our Class B non-voting common stock.
Overview
Silvergate Capital Corporation is the holding company for our wholly-owned subsidiary, Silvergate Bank, which we believe is the leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. We leverage our technology platform and our management team's expertise to develop solutions for many of the largest U.S. digital currency exchanges and investors around the globe. Our solutions are built on our deep-rooted commitment and proprietary approach to regulatory compliance.
Instrumental to our leadership position and growth strategy is the Silvergate Exchange Network (the “SEN”), our proprietary, virtually instantaneous payment network for participants in the digital currency industry which serves as a platform for the development of additional products and services. The SEN has a powerful network effect that makes it more valuable as participants and utilization increase. The SEN has enabled us to focus on significantly growing our noninterest bearing deposit product for digital currency industry participants, which has provided the majority of our funding over the last two years. This unique source of funding is a distinctive advantage over most traditional financial institutions and allows us to generate revenue from a conservative portfolio of investments in cash, short term securities and certain types of loans that we believe generate attractive risk-adjusted returns. In addition, use of the SEN has resulted in an increase in noninterest income that we believe will become a valuable source of additional revenue as we develop and deploy fee-based solutions in connection with our digital currency initiative. We are also evaluating additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening SEN network effects.
The Company’s assets consist primarily of its investment in the Bank and its primary activities are conducted through the Bank. The Company is a registered bank holding company (“BHC”) that is subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to supervision by the California Department of Business Oversight, Division of Financial Institutions (the “DBO”) and, as a Federal Reserve member bank since 2012, the Federal Reserve Bank of San Francisco (“FRB”). The Bank’s deposits are insured up to legal limits by the Federal Deposit Insurance Corporation (“FDIC”).
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. Our client base is diverse and consists of business and individual clients in California and other states and includes digital currency-related customers in the United States and internationally. In 2009, we began introducing an expanded array of relationship-oriented business products and services, which in the past six years has been augmented by our digital currency initiative. While our commercial real estate lending activities are concentrated in California, we have a broader, nationwide focus on deposit and cash management services for digital currency-related businesses, as well as mortgage warehouse and correspondent residential lending. Our goal is to establish profitable long-term banking relationships.
The Company completed its Initial Public Offering (“IPO”) of 3.3 million shares of its Class A common stock at a public offering price of $12.00 per share on November 7, 2019. The common stock is traded on the New York Stock Exchange under the ticker symbol “SI.” The IPO generated aggregate net proceeds to the Company of $6.5 million after deducting underwriting discounts and offering expenses. Of the offered shares, 824,605 shares were offered by Silvergate and 2,508,728 shares were offered by selling shareholders. On November 15, 2019, the underwriters purchased an additional 499,999 shares of the Company’s Class A common stock from the Company’s selling shareholders in connection with the exercise in full of their option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling shareholders. The Company intends to use the net proceeds to support continued growth, including organic growth and for general corporate purposes, which could include repayment of long-term debt, future acquisitions and other growth initiatives.
Digital Currency Initiative
We began exploring the digital currency industry in 2013. Digital currencies are recognized as an asset class with the prospect to act as a store of value, a currency with the ability to facilitate financial transactions, and a worldwide medium of exchange, performing each function in ways that differ meaningfully from traditional fiat currencies.
In response to the rapid growth in the industry and challenges faced by investors, we began developing technology solutions, including the SEN. While innovations, such as the SEN, have enabled increasing numbers of institutional investors to begin investing in digital currencies, many of the world’s largest investors remain unable to invest in the asset class due to the continuing limitations of existing infrastructure. We believe that additional industry innovation will address these infrastructure challenges, enabling increased and accelerated growth in the industry. Services such as digital currency borrowing facilities do not currently exist in a meaningful way, creating significant opportunities for us to facilitate growth in the industry and to extend our leadership position into other elements of digital currency infrastructure.
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
Digital Currency Customers
The following list sets forth summary information regarding the types of market participants who are our primary customers:

•	Digital Currency Exchanges: Exchanges through which digital currencies are bought and sold; includes over-the-counter (“OTC”) trading desks.

•	Institutional Investors: Hedge funds, venture capital funds, private equity funds, family offices and traditional asset managers, which are investing in digital currencies as an asset class.

•	Other Customers: Companies developing new protocols, platforms and applications; mining operations; and providers of other services.
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
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	December 31, 2019		December 31, 2018
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	60	$527	37	$618
Institutional investors	509	432	363	577
Other customers	235	286	142	274
Total	804	$1,246	542	$1,470
________________________

(1)	Total deposits may not foot due to rounding.
Silvergate Exchange Network
We designed the SEN as a network of digital currency exchanges and digital currency investors that enables the efficient movement of U.S. dollars between SEN participants 24 hours a day, 7 days a week, 365 days a year. In this respect, the SEN is a first-of-its-kind digital currency infrastructure solution.
The core function of the SEN is to allow participants to make transfers of U.S. dollars from their SEN account at the Bank to the Bank account of another SEN participant with which a counterparty relationship has been established, and to view funds transfers received from their SEN counterparties. Counterparty relationships between parties effecting digital currency transactions are established on the SEN to facilitate U.S. dollar transfers associated with those transactions.
SEN transfers occur on a virtually instantaneous basis as compared to electronic funds transfers being sent outside of the Bank, such as wire transfers and ACH transactions, which can take from several hours to several days to complete. Our proprietary, cloud-based application programming interface (“API”) combined with our online banking tools, allows customers to efficiently control their fiat currency, transact through the SEN and automate their interactions with our technology platform.

The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Year Ended December 31,		% Increase
	2019	2018

	(Dollars in millions)
# SEN Transactions	46,063	7,869	485.4%
$ Volume of SEN Transfers	$32,733	$8,270	295.8%
Compliance
Our digital currency industry solutions and services are currently offered through the Bank. Our solutions and services are built on our deep-rooted commitment and proprietary approach to regulatory compliance. Over the past six years we have further developed our proprietary compliance capabilities-which include ongoing monitoring of customer activities and evaluating a market participant’s ability to actively monitor the flow of funds of their own customers. We believe these capabilities are a distinct competitive advantage for us, and provide a meaningful barrier to entry against our potential competitors, as there is not currently a well-established and easily navigable regulatory roadmap for competitors to serve digital currency industry customers. For this reason, our long-term investment in developing and enhancing our highly specialized compliance capabilities will remain a strategic priority for us.
Our Business Model
Our digital currency initiative has contributed significantly to an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to among the lowest in the U.S. banking industry. This has allowed us to generate attractive returns on lower risk assets through increased investments in interest earning deposits in other banks and securities, as well as funding limited loan growth. Our low risk asset strategy supports a net interest margin of 3.47% for the year ended December 31, 2019. The primary components of our business model are described more fully below:
Prudently Leveraging Lower-Cost Core Deposit Base—Our lower-cost core deposit base is a key element of our financial success. We have increased our noninterest bearing deposits as a percentage of total deposits from 21.7% as of December 31, 2016 to 74.0% as of December 31, 2019, an increase that is largely attributable to our digital currency initiative. This funding base allows us to manage our interest earning assets conservatively and we have transitioned from primarily deploying our funding into loans to deploying funds into assets such as interest earning deposits in other banks and securities that generate attractive risk-adjusted returns. For example, loans held-for-investment, net have decreased as a percentage of our total assets from 68.2% at December 31, 2016 to 31.2% at December 31, 2019 while the aggregate amount of interest earning deposits in other banks and securities available-for-sale have increased from 12.2% of total assets to 48.4% over the same time period.
We deploy our deposits into assets that generate attractive risk-adjusted returns. Our interest earning deposits in other banks and our securities portfolio have grown substantially as our noninterest bearing deposits attributable to our digital currency initiative have expanded.
We segment our deposits based on their potential volatility, which drives our choices regarding the assets we fund with such deposits. Deposits attributable to digital currency exchange customer funds and investor funds are assigned the highest potential volatility. These deposits amounted to $809.2 million as of December 31, 2019, and we invest these funds primarily in interest earning deposits in other banks and adjustable rate securities available-for-sale.
As of December 31, 2019, our interest earning deposits in other banks totaled $132.0 million. Our average yield on these deposits was 2.24% for the year ended December 31, 2019.
As of December 31, 2019, our portfolio of securities available-for-sale totaled $897.8 million, an increase of 151.3% from December 31, 2018. This portfolio is primarily composed of adjustable rate mortgage-backed securities, collateralized mortgage obligations and pools of government sponsored student loans. We view our available-for-sale securities as a conservatively managed portfolio which offers a source of additional interest income and provides liquidity management flexibility.
We have more flexibility in deciding how to deploy our deposits attributable to digital currency customer operating funds, which totaled $436.6 million as of December 31, 2019.
Conservative Lending and Niche Asset Growth—We also selectively deploy our funding into specialty lending businesses, including commercial and residential real estate lending, mortgage warehouse lending, correspondent lending, and commercial business lending. We have developed underwriting expertise across these asset classes and believe that these loans offer attractive risk-adjusted returns.

We use a portion of our deposits attributable to digital currency exchange and investor funds as the funding source for our mortgage warehouse lending activities. We are comfortable with this strategy because of the short-term nature of our mortgage warehouse assets and because we can access funding at the Federal Home Loan Bank should we experience heightened volatility in the deposit balances related to these digital currency exchange and investor funds.
We use a portion of our deposits attributable to operating funds to make loans across our other lending businesses. A significant portion of our portfolio consists of loans on residential real estate and both owner-occupied and non-owner-occupied commercial real estate. The properties securing these loans are located primarily throughout our markets and, with respect to commercial real estate loans, are generally diverse in terms of type.
Noninterest Income—For the year ended December 31, 2019, we had noninterest income of $15.8 million compared to $7.6 million for the year ended December 31, 2018. Our noninterest income for the 2019 period included a pre-tax gain on sale of $5.5 million for the Bank’s San Marcos branch and business loan portfolio, which was completed in March 2019. Our noninterest income excluding the gain on sale for the year ended December 31, 2019 was $10.2 million. Our ratio of noninterest income to average assets excluding the gain was 0.49%. Our noninterest income is primarily driven by service fees related to our digital currency customers, mortgage warehouse fee income and other fees.
The following chart sets forth our digital currency customer related fee income for the periods noted below:

Fee Income from Digital Currency Customers
(Dollars in thousands)
Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, remote deposit capture, online banking, mobile banking, e-Statements, bank-by-mail and direct deposit services.
Our digital currency initiative has enabled the Bank to rapidly grow deposits from digital currency customers. Because of our focus on the digital currency industry in recent years and the unique value-add solutions and services we provide, we have achieved substantial improvements in our deposit base, specifically an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to among the lowest in the U.S. banking industry.
Additionally, for businesses in Southern California, we also offer business accounts and cash management services, including business checking and savings accounts and treasury management services, which we selectively seek to cross-sell at loan origination.
Lending Activities
Overview. We maintain a diversified loan portfolio in terms of the types of loan products and customer characteristics, with a focus on shorter term and higher yielding products. The interest rates on our loans generally have initial fixed rate terms for 5-7 years and adjust annually thereafter. Our lending services cover commercial real estate loans, multi-family real estate loans, construction loans, commercial and industrial loans, consumer loans and mortgage warehouse loans. Lending activities originate from the efforts of our loan officers, with an emphasis on lending to small- to medium-sized businesses and commercial companies primarily located in our market areas. Although all lending involves a degree of risk, we believe that commercial and industrial loans, commercial real estate loans and multi-family loans present greater risks than other types of loans in our portfolio. We mitigate these risks through conservative underwriting and continuous monitoring of credit quality indicators.

The following table presents the composition of our total loan portfolio, by segment, as of December 31, 2019:

LOAN PORTFOLIO COMPOSITION

	Amount	Percentage of Total Gross Loans

	(Dollars in thousands)
Real estate:
One-to-four family	$193,367	28.9%
Multi-family	81,233	12.2%
Commercial	331,052	49.6%
Construction	7,213	1.1%
Subtotal real estate	612,865	91.8%
Commercial and industrial	14,440	2.1%
Consumer and other	122	0.0%
Reverse mortgage	1,415	0.2%
Mortgage warehouse	39,247	5.9%
Total gross loans held-for-investment	$668,089	100.0%
Total loans held-for-sale(1)	$375,922
________________________

(1)	Loans held-for-sale includes $365.8 million of mortgage warehouse loans.
One-to-Four Family Real Estate Loans. Our one-to-four family real estate loans primarily consist of non-qualified (“Non-QM”) single-family residential (“SFR”) mortgage loans and purchases of loan pools.
Prior to the January 2014 effective date for the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated SFR Ability to Repay (“ATR”), and QM Rule, the Bank devoted considerable time to determining how to best satisfy the ATR components of this rule. The Bank believed that following the rule’s effective date most banks would likely avoid Non-QM loans, which do not enjoy the presumptive compliance with ATR requirements that QM loans do. Given the rigorous ATR compliance processes the Bank built, we identified this loan category as a significant market opportunity and were among the first to offer an adjustable rate Non-QM SFR loan product to be purchased from originating mortgage lenders. The limited competition in this space resulted in the Bank being able to acquire Non-QM SFR Loans with yields above QM loans and with generally lower loan-to-value ratios and other risk metrics. Our Non-QM SFR loans may either be held-for-investment or held-for-sale. At December 31, 2019, gross Non-QM SFR loans were approximately $170.2 million.
Multi-Family Real Estate Loans. We offer multi-family real estate loans for the purchase or refinancing of apartment properties located primarily in our Southern California market area. We may periodically purchase these loans. These loans are primarily made based on the identified cash flows of the borrower and on the underlying real property collateral. Loans are generally extended for 10 years or less and amortize generally over 30 years or less, with interest rates being initially fixed for 5-7 years and adjusting annually thereafter, and we routinely charge an origination fee for our services.
Commercial Real Estate Loans. We originate and periodically purchase commercial real estate loans. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans are generally extended for 10 years or less and amortize generally over 30 years or less. The interest rates on our commercial real estate loans generally have initial fixed rate terms for 5-7 years and adjust annually thereafter, and we routinely charge an origination fee for our services. We require a review of the principal owners’ personal financial statements and global debt service obligations and may require personal guarantees from borrowers. The properties securing the portfolio are located primarily throughout our markets and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Our construction loans are offered very selectively within our Southern California operating area to builders of commercial or multi-family residential properties and single-family homes (generally in small subdivisions). Our construction loans typically have terms of 12 to 18 months. According to our underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. We closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.
Commercial and Industrial Loans. Our commercial and industrial loans consist of loans and lines of credit to small and medium-sized businesses in a wide variety of industries, including distributors, manufacturers, software developers, business services companies and independent finance companies. Commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables and other commercial assets, and may be supported by credit enhancements such as personal guarantees. Risk may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Since the March 2019 sale of our business loan portfolio, commercial and industrial loans consist primarily of asset based loans.
Mortgage Warehouse Loans. Our mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. Our risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guarantees or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. Our mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. Since the opening of the mortgage warehouse division in April 2009 through December 31, 2019, we purchased $31.2 billion in loans and incurred only $61,000 of net losses in 2017. We sold approximately $151.3 million and $165.1 million of loans to participants during the year ended December 31, 2019 and 2018, respectively. At December 31, 2019, gross warehouse loans were approximately $405.0 million.
Credit Policies and Procedures
General. We adhere to what we believe are disciplined underwriting practices, pursuant to conservative standards and guidelines. We remain cognizant of the need to serve the credit needs of customers in our primary market areas by offering flexible loan solutions in a responsive and timely manner. We maintain asset quality through an emphasis on market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans, continuous surveillance and monitoring of loan portfolio and a conservative credit culture. We also seek to maintain a diversified loan portfolio. These components, together with active portfolio management, are the foundation of our credit culture, which we believe is critical to maintaining and enhancing the long-term value of our organization to our customers, employees, shareholders and communities.
Credit Concentrations. We actively monitor and manage the composition of our loan portfolio, including credit concentrations. Our credit policies establish concentration limits by loan product types and geographic locations to enhance portfolio diversification. The Bank’s concentration management program couples quantitative data with a thorough qualitative approach to provide an in-depth understanding of its loan portfolio concentrations. The Bank’s routine commercial real estate portfolio analysis includes concentration trends by portfolio product type, overall commercial real estate growth trends, pool correlations, risk rating trends, policy and/or underwriting exceptions, nonperforming asset trends, market and submarket analysis and changing economic conditions. The portfolio concentration limits set forth in Bank’s Lending and Collection Policy are reviewed and approved by the Bank’s board of directors at least annually. Concentration levels are monitored by management and reported to the Bank’s Directors’ Loan Committee (“DLC”) monthly and board of directors quarterly.
Loan Approval Process. As of December 31, 2019, the Bank had a legal lending limit of approximately $57.7 million for loans secured by cash, readily marketable collateral, or real estate collateral qualifying under the California Financial Code (the “Financial Code”), and $34.6 million for loans without such collateral or any collateral. The Bank’s lending activities are governed by written underwriting policies and procedures that have been approved by the DLC. The policies provide delegated lending authority to subcommittees of the DLC and senior management of the Bank. The lending authority hierarchy varies depending on loan amount, exceptions and total borrower exposure. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
Loan Reviews and Problem Loan Management. Our credit administration staff conducts meetings at least four times a year to review asset quality and loan delinquencies. The Bank’s Lending and Collection Policy requires that we perform annual reviews of every loan of $500,000 or more not rated special mention or adversely classified. Individual loan reviews encompass a loan’s payment status and history, current and projected paying capacity of the borrower and/or guarantor(s), current condition and estimated value of any collateral, sufficiency of credit and collateral documentation, and compliance with Bank and regulatory lending standards. Loan reviewers assign an overall loan risk rating from one of the Bank’s loan rating categories and prepare a written report summarizing the review.
Once a loan is identified as a problem loan or a loan requiring a workout, the Bank makes an evaluation and develops a plan for handling the loan. In developing such a plan, management reviews all relevant information from the loan file and any loan review reports. We have conversations with the borrower and update current and projected financial information (including borrower global cash flows when possible) and collateral valuation estimates. Following analysis of all available relevant information, management adopts an action plan from the following alternatives: (a) continuation of loan collection efforts on their existing terms, (b) a restructure of the loan’s terms, (c) a sale of the loan, (d) a charge off or partial charge off, (e) foreclosure on pledged collateral, or (f) acceptance of a deed in lieu of foreclosure.
Investments
We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific objectives of our investment policy and portfolio are as follows:

•
Ensure the Safety of Principal—Bank investments are generally limited to investment-grade instruments that fully comply with all applicable regulatory guidelines and limitations. Allowable non-investment-grade instruments must be approved by the board of directors.

•	Income Generation—The Bank’s investment portfolio is managed to maximize income on invested funds in a manner that is consistent with the Bank’s overall financial goals and risk considerations.

•	Provide Liquidity—The Bank’s investment portfolio is managed to remain sufficiently liquid to meet anticipated funding demands either through declines in deposits and/or increases in loan demand.

•	Mitigate Interest Rate Risk—Portfolio strategies are used to assist the Bank in managing its overall interest rate sensitivity position in accordance with goals and objectives approved by the ALCO.
Since we are required to maintain high levels of liquidity for our customers who operate in the digital currency industry, our investment portfolio is comprised primarily of mortgage-backed securities backed by government-sponsored entities or highly rated credit or government-sponsored asset backed securities.
Our investment policy is reviewed and approved annually by our board of directors. Overall investment objectives are established by our board through our investment policy and monitored through our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of the ALCO’s Securities Investment Subcommittee consisting of our Chairman, CEO, President, CFO, Chief Credit Officer, Finance Manager and Portfolio Manager. We actively monitor our investments on an ongoing basis to identify any material changes in our mix of securities. We also review our securities for potential impairment (other than temporary impairments) at least quarterly.
Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, fintech companies and other financial intermediaries for certain of our products and services. Some of our competitors are not currently subject to the regulatory restrictions and the level of regulatory supervision applicable to us.
We face direct competition from a handful of banks that are actively seeking relationships with our current and prospective digital currency customers. In addition, we compete with other infrastructure service providers primarily related to the digital currency industry. As adoption of digital currency grows, we expect additional banks, other financial institutions and other infrastructure service providers to enter into the digital currency industry and compete with us for our current and prospective digital currency customers. Additionally, some of our current digital currency customers are also licensed financial institutions that may attempt to compete with us in the future. The pace of innovation within the digital currency industry is rapid and may result in competitors or new competing business models that we are not aware of today.
Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.
Other important standard competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated commercial banking product suite, our high quality customer service culture, our positive reputation and long-standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Employees
At December 31, 2019, we employed 215 persons, of which 208 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.
Supervision and Regulation
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a BHC’s ability to pay dividends to its shareholders, to repurchase stock or to receive dividends from its subsidiary banks. As a BHC, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Federal Reserve conducts examinations of the Corporation and its subsidiaries. The Corporation is also a BHC within the meaning of the California Financial Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. As a California state-chartered commercial bank that is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DBO and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”). Based on of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law. The Corporation’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors and consumers and not shareholders. This supervisory framework could materially impact the conduct and profitability of our activities.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Corporation or the Bank. A change in applicable laws, regulations or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material effect on our business, operations, and earnings.
Regulation of Silvergate Capital Corporation
We are registered as a BHC under the BHC Act and are subject to regulation and supervision by the Federal Reserve. The BHC Act and Home Owners’ Loan Act require us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than 5% of the voting shares or substantially all the assets of any bank, thrift, bank holding company or thrift holding company, or merge or consolidate with another bank or thrift holding company. Further, under the BHC Act, our activities and those of any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition, and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.
Subject to various exceptions, the BHC Act and the Change in Bank Control Act (the “CBCA”), together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a BHC, such as the Corporation. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the BHC. With respect to the CBCA, a rebuttable presumption of control arises if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either: (i) the BHC has registered securities under Section 12 of the Securities Act; or (ii) no other person owns a greater percentage of that class of voting securities immediately after the transaction. The Federal Reserve may require an investor to enter into passivity and, if other companies are making similar investments, anti-association commitments.
The BHC Act was substantially amended by the Gramm-Leach-Bliley Act (the “GLBA”), which, among other things, permits a “financial holding company” to engage in a broader range of nonbanking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, a BHC must certify that it and all depository institutions that it controls are both “well capitalized” and “well managed” (as defined by federal law), and that all subsidiary depository institutions have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. To date we have not elected to become a financial holding company.
There are several restrictions imposed on us by law and regulatory policy that are designed to minimize potential loss to depositors and to the DIF in the event that a subsidiary depository institution should become insolvent. For example, federal law requires a BHC to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so in the absence of the rule. The Federal Reserve also has the authority under the BHC Act to require a BHC to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the BHC.
Any capital loan by a BHC to a subsidiary depository institution is subordinate in right of payment to deposits and certain other indebtedness of the institution. In addition, in the event of the BHC’s bankruptcy, any commitment made by the BHC to a federal banking regulatory agency to maintain the capital of its subsidiary depository institution(s) will be assumed by the bankruptcy trustee and entitled to a priority of payment.
The FDIC provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution, such as the Bank, fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit they have made to such insured depository institution.
Regulation of Silvergate Bank
The operations and investments of our Bank are subject to the supervision, examination, and reporting requirements of the DBO and the Federal Reserve and to federal banking statutes and regulations related to, among other things, the level of reserves that our Bank must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans it may originate, and limits on the types of other activities in which our Bank may engage and the investments that it may make. Because our Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over our Bank. If, based on an examination of our Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.
Regulatory Relief Act
On May 24, 2018, President Trump signed into law the “Economic Growth, Regulatory Relief and Consumer Protection Act” (the “Regulatory Relief Act”), which amends parts of the Dodd-Frank Act and other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank and to BHCs with total consolidated assets of less than $10 billion, such as the Company. The Regulatory Relief Act also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it will likely take some time for these agencies to implement the necessary regulations.
Provisions That Are Favorable to Community Banks. There are several provisions in the Regulatory Relief Act that will have a favorable impact on community banks such as the Bank. These are briefly referenced below.
Increase in Small Bank Holding Company Policy Threshold. The Regulatory Relief Act directs the Federal Reserve to increase the asset threshold for qualifying for the Federal Reserve’s “Small Bank Holding Company Policy Statement” (the “Policy”), from $1 billion to $3 billion. The Federal Reserve’s revisions to the Policy took effect on August 30, 2018. Small BHCs or SLHCs are excluded from the Policy if they are engaged in significant nonbanking activities, engaged in significant off-balance sheet activities, or have a material amount of debt or equity registered with the Securities and Exchange Commission (“SEC”). The Federal Reserve also retains the authority to exclude any BHC or SLHC from the Policy if such action is warranted for supervisory purposes. The Policy allows covered BHCs to operate with higher levels of debt than would normally be permitted, subject to certain restrictions on dividends and the expectation that the BHC will reduce its reliance on debt over time. Also, BHCs that are subject to the Policy are exempt from the Federal Reserve’s consolidated risk-based and leverage capital rules implementing Basel III and are instead subject to the capital requirements that had been in place before the U.S. implementation of the Basel III standards, which are generally less onerous. BHCs subject to the Policy also have less extensive regulatory reporting requirements than larger organizations filing reports on a semi-annual rather than quarterly basis. Management believes the Corporation meets the conditions of the Federal Reserve’s Policy and is therefore excluded from consolidated capital requirements at December 31, 2019; however the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.
Increase in Asset Threshold for Qualifying for an 18-Month Examination Cycle. The Regulatory Relief Act increases the asset threshold for institutions qualifying for an 18-month on-site examination cycle from $1 billion to $3 billion in total consolidated assets.
Short Form Call Reports. The Regulatory Relief Act requires the federal banking agencies to promulgate regulations allowing an insured depository institution with less than $5 billion in total consolidated assets (and that satisfies such other criteria as determined to be appropriate by the agencies) to submit a short-form call report for its first and third quarters.
Transactions with Affiliates and Insiders
We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act (the “FRA”), that limit the size, number and terms of the transactions that depository institutions may engage in with their affiliates. Under these provisions, covered transactions by a bank with nonbank affiliates (such as loans to or investments in an affiliate by the bank) must be on arms-length terms and generally be limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate, and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” to include derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions and an increase in the period of time during which collateral requirements regarding covered credit transactions must be satisfied. The Federal Reserve has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s BHC parent and companies that are under common control with the bank. We are considered to be an affiliate of the Bank.
We are also subject to restrictions on extensions of credit to our executive officers, directors, shareholders who own more than 10% of our Class A and Class B Common Stock, and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to such persons and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit as discussed under “Loans to One Borrower.” Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The proscribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000. Furthermore, we are prohibited from engaging in asset purchases or sales transactions with our officers, directors, or principal shareowners unless the transaction is on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the bank’s disinterested directors has approved the transaction.
Indemnification payments to any director, officer or employee of either a bank or a BHC are subject to certain constraints imposed by the FDIC.
Incentive Compensation
Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and rewards in a manner that does not encourage imprudent risk taking, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the future. It presently cannot be determined whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.
Loans to One Borrower
Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2019, the Bank’s limit on aggregate secured loans-to-one-borrower was approximately $57.7 million for loans secured by cash, readily marketable collateral, or real estate collateral qualifying under the California Financial Code, and $34.6 million for loans without such collateral or any collateral.
Deposit Insurance
Our deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Deposit insurance is mandatory. We are required to pay assessments to the FDIC on a quarterly basis. The assessment amount is the product of multiplying the assessment base by the assessment amount.
The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period less average tangible equity during that assessment period. Tangible equity is defined in the assessment rule as Tier 1 Capital and is calculated monthly, unless the insured depository institution has less than $1 billion in assets, in which case the insured depository institution calculates Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.
The FDIC’s methodology for setting assessments for individual banks has changed over time, although the broad policy is that lower-risk institutions should pay lower assessments than higher-risk institutions. The FDIC now uses a methodology, known as the “financial ratios method,” that began to apply on July 1, 2016, in order to meet requirements of the Dodd-Frank Act. The statute established a minimum designated reserve ratio (the “DFR”), for the DIF of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%. The financial ratios took effect when the DRR exceeded 1.15%. The FDIC declared that the DIF reserve ratio exceeded 1.15% by the end of the second quarter of 2016. Accordingly, beginning July 1, 2016, the FDIC began to use the financial ratios method. This methodology assigns a specific assessment rate to each institution based on the institution’s leverage capital, supervisory ratings, and information from the institution’s call report. Under this methodology, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the DIF exceeds 2% and 2.5%.
The Dodd-Frank Act also raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.
The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.
Dividends
It is the Federal Reserve’s policy that BHCs, such as the Company, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that BHCs should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that BHCs should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. It is our policy to retain earnings, if any, to provide funds for use in our business. We have never declared or paid dividends on our Class A and Class B Common Stock.
The Bank’s ability to pay dividends to the Company is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its shareholders exceeding the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. If bank regulators determine that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Company was approximately $59.4 million at December 31, 2019.
Approval of the Federal Reserve is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve, such as the Bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and shareholder approval. The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized.
Capital Adequacy Guidelines
In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation, or Basel III. Basel III requires banks to maintain a higher level of capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act imposed generally applicable capital requirements with respect to BHCs and their bank subsidiaries and mandated that the federal banking regulatory agencies adopt rules and regulations to implement the Basel III requirements.
In July 2013, the federal banking agencies adopted a final rule, or the Basel III Final Rule, implementing these standards. Under the Basel III Final Rule, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a BHC with less than $15 billion in assets, subject to certain limits. The trust preferred securities issued by our unconsolidated subsidiary capital trusts qualify as Tier 1 capital. The Dodd-Frank Act additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this concept, banks must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by this amount each year until it became fully implemented at 2.5% in January 2019.
For purposes of calculating risk-weighted assets, the Basel III Final Rule is designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under this rule, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets, which reflect on- and off-balance sheet items.
For this purpose, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are assigned a 100% credit conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) are assigned a 50% credit conversion factor. Short-term commercial letters of credit are assigned a 20% credit conversion factor, and certain short-term unconditionally cancelable commitments are assigned a 0% credit conversion factor.
Minimum capital standards under the Basel III Final Rule for banks of our size took effect on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for certain of the changes. As discussed under “-Prompt Corrective Action,” depository institutions and depository holding companies with less than $10 billion in total consolidated assets, such as the Company and the Bank, will be deemed to satisfy both the leverage and risk-based capital requirements, provided they satisfy a new “Community Bank Leverage Ratio” required to be promulgated by the Federal Banking agencies.
Under the Basel III Final Rule, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (“CET1”) (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to certain adjustments and deductions for items such as goodwill, other intangible assets, reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The required ratio of “Tier 1 Capital” (consisting generally of CET1 and qualifying preferred stock) to risk-weighted assets is 6%. The remainder of total capital, or Tier 2 Capital, may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.
As of January 1, 2019, the Bank is required to maintain a minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets ratio of 7%, a Tier 1 capital to risk-weighted assets ratio of 8.5% and a minimum total capital to risk-weighted assets ratio of 10.5%.
The Basel III Final Rule also includes minimum leverage ratio requirements for banking organizations, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and BHCs meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and BHCs generally were required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%.
As an additional means of identifying problems in the financial management of depository institutions, the federal banking regulatory agencies have established certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.
The requirements of the Dodd-Frank Act are still in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. In addition, the Regulatory Relief Act modifies several provisions in the Dodd-Frank Act, but are subject to implementing regulations. Given the uncertainty associated with the how the provisions of the Dodd-Frank Act and the Regulatory Relief Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. On September 27, 2017, the federal banking agencies proposed a rule intended to reduce the regulatory compliance burden, particularly on community banking organizations, by simplifying several requirements in the Basel III-based capital rules. Specifically, the proposed rule simplifies the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. In 2017, the federal banking agencies adopted an extension of the transition period for application of the Basel III-based capital rules to certain investments, effectively freezing the capital treatment of affected investments until the changes proposed in the September 2017 proposal are finalized and effective. In addition, the Regulatory Relief Bill addressed the capital treatment of certain acquisition, development and construction loans. See “—Commercial Real Estate Construction Guidelines.”
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.

Commercial Real Estate Concentration Guidelines
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied CRE (including construction) loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.
At December 31, 2019, the Bank’s ratio of construction loans to total capital was 3.1%, its ratio of total non-owner occupied commercial real estate loans to total capital ratio was 142.5% and, therefore, was under the 100% and 300% regulatory guideline thresholds set forth in clauses (iii) and (iv) above. As a result, we are not deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines.
Currently, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan to value is less than the applicable maximum supervisory loan to value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.
The Regulatory Relief Act prohibits federal banking agencies from assigning heightened risk weights to HVCRE exposures, unless the exposures are classified as HVCRE acquisition, development, and construction loans. The Federal banking agencies issued a proposal in September 2017 to simplify the treatment of HVCRE and to create a new category of commercial real estate loans-“high-volatility acquisition, development or construction,”(“HVADC exposures”)-with a lower risk weight of 130%. A significant difference between the Regulatory Relief Act and the agencies’ HVADC proposal arises from the Regulatory Relief Act’s preservation of the exemption for projects where the borrower has contributed at least 15% of the real property’s appraised “as completed” value.
Prompt Corrective Action
In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements set forth in the Basel III Final Rule. An institution is “undercapitalized” if it fails to meet the minimum capital requirements. An institution is “significantly undercapitalized” if any one of its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios falls below 3%, 3%, 4%, and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
The Regulatory Relief Act requires the federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8% to 10% for depository institutions and depository institution holding companies, including banks and BHCs, with less than $10 billion in total consolidated assets, such as the Company and the Bank. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed in compliance with all other capital and leverage requirements: (1) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the federal banking agencies’ “prompt corrective action” regime; and (3) any other capital or leverage requirements to which the depository institution or holding company is subject, in each case, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.
The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on payment of dividends and a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.
An insured depository institution’s capital level may have consequences outside the prompt corrective action regime. For example, only well-capitalized institutions may accept brokered deposits without restrictions on rates, while adequately capitalized institutions must seek a waiver from the FDIC to accept such deposits and are subject to rate restrictions. Well-capitalized institutions may be eligible for expedited treatment of certain applications, an advantage not available to other institutions.
As noted above, Basel III integrates the new capital requirements into the prompt corrective action category definitions. As a result of the Federal Reserve’s revisions to the Policy raising the total consolidated asset limit in the Policy from $1 billion to $3 billion, the Corporation is currently exempt from the consolidated capital requirements.

Capital Category	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a
As of December 31, 2019, the Bank was “well capitalized” according to the guidelines as generally discussed above.
Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.
In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.
Community Reinvestment Act
The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into nonbanking activities. Our Bank received a “satisfactory” rating in its most recent CRA evaluation.

Anti-Terrorism, Money Laundering Legislation and OFAC
The Bank is subject to the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within FinCEN, but compliance by individual institutions is overseen by its primary federal regulator.
The Bank has established appropriate anti-money laundering and customer identification programs. The Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the Bank Secrecy Act. The Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.
The Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and persons, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Company or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of sanctions, the Company or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.
The Bank has implemented policies and procedures to comply with the foregoing requirements.
Data Privacy and Cybersecurity
The GLBA and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.
Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
The Consumer Financial Protection Bureau
The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, nonbanks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.
Mortgage Loan Origination
The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB, or the ATR/QM Rule, a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration, or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective in January 2014.
The Regulatory Relief Act provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the “ability to repay” requirement. To qualify for this, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.
The Regulatory Relief Act directs Federal banking agencies to issue regulations exempting certain insured depository institutions and insured credit unions with assets of $10 billion or less from the requirement to establish escrow accounts for certain residential mortgage loans.
Insured depository institutions and insured credit unions that originated fewer than 500 closed-end mortgage loans or 500 open-end lines of credit in each of the two preceding years are exempt from a subset of disclosure requirements (recently imposed by the CFPB) under the Home Mortgage Disclosure Act (“HMDA”), provided they have received certain minimum CRA ratings in their most recent examinations.
The Regulatory Relief Act also directs the Comptroller of the Currency to conduct a study assessing the effect of the exemption described above on the amount of HMDA data available at the national and local level.
In addition, Section 941 of the Dodd-Frank Act amended the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to require sponsors of asset-backed securities (“ABS”) to retain at least 5% of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party; and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by Qualified Residential Mortgages (“QRMs”), and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. For purposes of residential mortgage securitizations, the Risk Retention Rule took effect on December 24, 2015. For all other securitizations, the rule took effect on December 24, 2016.

The Volcker Rule
In December, 2013, five federal financial regulatory agencies, including the Federal Reserve, adopted final rules implementing the so-called “Volcker Rule” embodied in Section 13 of the BHC Act, which was added by the Dodd-Frank Act. In general, the Volcker Rule prohibits banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in, and relationships with, hedge funds or private equity funds, or covered funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and the related exemptions and exclusions.
The Regulatory Relief Act creates an exemption from prohibitions on propriety trading, and relationships with certain investment funds for banking entities with (i) less than $10 billion in total consolidated assets, and (ii) trading assets and trading liabilities less than 5% of its total consolidated assets. Currently, all banks are subject to these prohibitions pursuant to the Dodd-Frank Act. Any insured depository institution that is controlled by a company that itself exceeds these $10 billion and 5% thresholds would not qualify the exemption. In addition, the Regulatory Relief Act eases certain Volcker Rule restrictions on all bank entities, regardless of size, for simply sharing a name with hedge funds and private equity funds they organize. While the Company would be exempt from the prohibition on proprietary trading pursuant to the Regulatory Relief Act, currently, the Company does not have any ownership interest in, or relationships with, hedge funds or private equity funds, or covered funds, or engage in any activities that would have previously subjected it to the Volcker Rule.
Other Provisions of the Dodd-Frank Act
The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

•
requires BHCs and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any BHC electing to be treated as a financial holding company to be both well managed and well capitalized;

•
eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

•	repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.
Federal Home Loan Bank Membership
The Bank is a member of the FHLB. Each member of the FHLB is required to maintain a minimum investment in the Class B stock of the FHLB. The Board of Directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB depends entirely upon the occurrence of a future event, we presently are unable to determine the extent of future required potential payments to the FHLB. Additionally, if a member financial institution fails, the right of the FHLB to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors.
Other Laws and Regulations
Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;

•
Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;

•	Rules and regulations established by the National Flood Insurance Program;

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
Our deposit operations are subject to federal laws applicable to depository accounts, including:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•
Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
We are also subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating our own property, we are subject to regulations and potential liabilities under state and federal environmental laws. In addition, we must comply with privacy and data security laws and regulations at both the federal and state level.
We are heavily regulated by regulatory agencies at the federal and state levels. Like most of our competitors, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us, as well as for the financial services industry in general.
Enforcement Powers
The federal regulatory agencies have substantial penalties available to use against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, or the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices. Civil penalties may be as high as $1,924,589 per day for violations.
The Financial Institution Reform Recovery and Enforcement Act provided regulators with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, BHCs, and their respective subsidiaries by the appropriate regulatory agency.
Future Legislation and Regulation
Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. Proposals that could substantially intensify the regulation of the financial services industry have been and may be expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, results of operations, or financial condition.

Available Information
The Company maintains an internet site at www.silvergatebank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov. The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K and should not be relied upon in determining whether to make an investment decision.

Item 1A. Risk Factors
An investment in our common stock involves significant risks. You should consider carefully the risk factors included below together with all of the information included in or incorporated by reference into this Annual Report on Form 10-K, as the same may be updated from time to time by our future filings with the SEC under the Exchange Act, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition and results of operations. If any of the matters included in the following information about risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. In such case, you may lose all or a substantial part of your investment. To the extent that any of the information contained in this document constitutes forward-looking statements, the risk factors below should be reviewed as cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary note regarding forward-looking statements.”
Risks Related to the Digital Currency Industry
The characteristics of digital currency have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; if any of our customers do so or are alleged to have done so, it could adversely affect us.
Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the SEC, Commodity Futures Trading Commission (the “CFTC”), and Federal Trade Commission (the “FTC”), as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, the Federal Bureau of Investigation has noted the increasing use of digital currency in various ransomware scams.
While we believe that our risk management and compliance framework, which includes thorough reviews we conduct as part of our due diligence process (either in connection with onboarding new customers or monitoring existing customers), is reasonably designed to detect any such illicit activities conducted by our potential or existing customers (or, in the case of digital currency exchanges, their customers), we cannot ensure that we will be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. We or our banking counterparties may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. If one of our customers (or in the case of digital currency exchanges, their customers) were to engage in or be accused of engaging in illegal activities using digital currency, we could be subject to various fines and sanctions, including limitations on our activities, which could also cause reputational damage and adversely affect our business, financial condition and results of operations. For more information regarding the regulatory agencies and regulations to which we are subject, see “—Risks Related to Regulation”. Lastly, we may experience a reduction in our deposits if such an incident were to impact one of our customers, even if there was no wrongdoing on our part.

Risks Related to Our Digital Currency Initiative
The majority of the Bank’s deposits are from businesses involved in the digital currency industry. As a result, we rely heavily on the success of the digital currency industry, the development and acceptance of which is subject to a variety of factors that are difficult to evaluate.
We have grown rapidly because of our initiative to provide traditional banking and other services to customers in the digital currency industry. We have created a unique, technology-led infrastructure platform, including the SEN and cash management solutions, to facilitate cash transactions for the Bank’s digital currency deposit customers. This platform has driven growth of a customer base that includes some of the largest and fastest growing companies within the digital currency industry, consisting primarily of digital currency exchanges, institutional investors and other industry participants. See “Item 1. Business—Digital Currency Customers.” As of December 31, 2019, the Bank’s 10 largest depositors accounted for $523.6 million in deposits, or approximately 28.9% of the Bank’s total deposits, nine of whom are customers in the digital currency industry.
The businesses in which these customers engage involve digital currencies such as bitcoin, other technologies underlying digital currencies such as blockchain, and services associated with digital currencies and blockchain. The digital currency industry includes a diverse set of businesses that use digital currencies for different purposes and provide services to others who use digital currencies. This is a new and rapidly evolving industry, and the viability and future growth of the industry and adoption of digital currencies and the underlying technology is subject to a high degree of uncertainty, including based upon the adoption of the technology, regulation of the industry, and price volatility, among other factors. Because the sector is relatively new, your investment may be exposed to additional risks which are not yet known or quantifiable.
Bitcoin, the first widely used digital currency, and many other digital currencies were designed to function as a form of money. However, digital currencies have only recently become selectively accepted as a means of payment for goods and services and then only by some retail and commercial businesses. Use of digital currency by consumers as a form of payment is limited. Some digital currencies were built for uses other than as a substitute for fiat money. For example, the Ethereum network is intended to permit the development and use of smart contracts, which are programs that execute on a blockchain. The digital asset known as Ether was designed to facilitate transactions involving smart contracts on the Ethereum network. Many of these digital currencies are listed on digital currency exchanges and are traded and purchased as investments by a variety of market participants.
Other factors affecting the further development of the digital currency industry and our business include, but are not limited to:

•	the adoption and use of digital currencies, including adoption and use as a substitute for fiat currency or for other uses, which may be adversely impacted by continued price volatility;

•
government and quasi-government regulation of digital currencies, their use, and intermediaries and other businesses involved in digital currencies, noting in particular that the SEC has taken action against several cryptocurrency operators and has raised questions whether certain digital currency exchanges must be registered with the SEC to continue operating;

•	the use of digital currencies, or the perception of such use, to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams by our customers;

•	restrictions on or regulation of access to and operation of the digital currency exchanges or other platforms that facilitate trading in digital currencies;

•	heightened risks to digital currency businesses, such as digital currency exchanges, of hacking, malware attacks, and other cyber-security risks, which can lead to significant losses;

•
developments in digital currency trading markets, including decreasing price volatility of digital currencies, resulting in narrowing spreads for digital currency trading and diminishing arbitrage opportunities across digital currency exchanges, or increased price volatility, which could negatively impact our customers and therefore our deposits, either of which in turn may reduce the benefits of the SEN and negatively impact our business;

•	changes in consumer demographics and public taste and preferences;

•	the maintenance and development of the software protocol of the digital currency networks;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	the use of the networks supporting digital currencies for developing smart contracts and distributed applications;

•	general economic conditions and the regulatory environment relating to digital currencies; and

•	increased regulatory oversight of digital currencies and the costs associated with such regulatory oversight.
If any of these factors, or other factors, slows development of the digital currency industry, it could adversely affect our digital currency initiative and therefore have a material adverse effect on our business, financial condition and results of operation. For example, a decline in the digital currency industry that leads to a decline in deposit balances by our digital currency customers would negatively affect our sources of funding. In such circumstances, we may be forced to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, a decline in the growth of the digital currency industry could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to implement aspects of our growth strategy, which may impact our position as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry and adversely affect our ability to maintain our recent growth and earnings trends.
We have grown rapidly, primarily through organic growth related to our digital currency initiative. We may not be able to execute on aspects of our growth strategy, which may impair our ability to sustain this rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient amounts of new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth, which may therefore preclude us from developing products and services relating to stablecoin transaction flows and collateral, custodian services, international expansion of our customer base and other potential fintech opportunities. The process of developing new or improved solutions or services for digital currency industry participants is expensive, complex and involves uncertainties.
The success of new or improved solutions and services depends on several factors, including costs, timely completion, regulatory approvals, the introduction, reliability and stability of our solutions and services, differentiation of new or improved solutions and market acceptance. There can be no assurance that we will be successful in developing and marketing our digital currency initiative in a timely manner or at all, or that our new or improved solutions and services will adequately address market demands. Market acceptance and adoption of solutions and services within our digital currency initiative will depend on, among other things, the solutions and services demonstrating a real advantage over existing products and services, the success of our sales and marketing teams in creating awareness of our solutions and services, competitive pricing of such solutions and services, customer recognition of the value of our technology and the general willingness of potential customers to try new technologies. In particular, if we are unable to achieve sufficient market adoption of the SEN, our growth strategy may be adversely affected.
Various factors, such as general economic conditions, conditions in the digital currency industry and competition with other financial institutions and infrastructure service providers, may impede or preclude the growth of our operations. Our business and the growth of our operations are dependent on, among other things, the continued success and growth of the SEN. If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of the SEN and the API may be diminished, resulting in a decrease in our deposit balances and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to the SEN (such as the Federal Reserve’s recently announced plan to develop a virtually real time payment system for banks, which is expected to be available as early as 2023), we could lose noninterest bearing deposits and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth.
The success of our strategy also depends on our ability to manage our growth effectively, which depends on many factors, including our ability to adapt our regulatory, compliance, credit, operational, technology and governance infrastructure to accommodate expanded operations, particularly as these relate to the digital currency industry. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality in the face of that growth. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could have a material adverse effect on our business, financial condition and results of operations. The further development and acceptance of digital currencies and blockchain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and blockchain technology may adversely affect our ability to continue to grow and capitalize on our digital currency strategy.
The Bank has several large depositor relationships that are concentrated in the digital currency industry generally and among digital currency exchanges in particular, the loss of any of which could force us to fund our business through more expensive and less stable sources.
As of December 31, 2019, the Bank’s 10 largest depositors accounted for $523.6 million in deposits, or approximately 28.9% of the Bank’s total deposits, nine of whom are customers operating in the digital currency industry. Deposits from digital currency exchanges represent approximately 29.1% of the Bank’s overall deposits and are held by approximately 60 exchanges. Digital currency exchanges have discretion over which financial institution holds deposits on behalf of its customers. As a result, the Bank is exposed to high customer concentration with our exchange customers. A decision by the customers of an exchange to exit the exchange or a decision by an exchange to withdraw deposits or move deposits to our competitors could result in substantial changes in our deposit base. Exchanges present additional risks because they have been frequent targets and victims of fraud and cyber attacks and the failure or exit of one or more exchanges as customers could have a material adverse effect on our business, financial condition and results of operations.
In addition, withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. The Bank may also be forced, because of deposit withdrawals, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our digital currency initiative has contributed significantly to an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to levels that may not be sustainable.
Our digital currency initiative has contributed significantly to an increase in our noninterest bearing deposits, and has allowed us to generate attractive returns on lower risk assets through increased investments in interest earning deposits in other banks and securities, as well as funding limited loan growth. We have increased our noninterest bearing deposits as a percentage of total deposits from 12.4% as of December 31, 2013 to 74.0% as of December 31, 2019, an increase that is largely attributable to our digital currency initiative. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, even if we are able to grow and maintain our noninterest bearing deposit base, our deposit balances may decrease if our digital currency customers are offered more attractive returns from our competitors. If our digital currency customers move funds out of deposits, we could lose a low cost source of funds, increasing our funding costs, reducing our net interest income and net interest margin, which could have a material adverse effect on our business, financial condition and results of operations.
The prices of digital currencies are extremely volatile. Fluctuations in the price of various digital currencies may cause uncertainty in the market and could negatively impact trading volumes of digital currencies and therefore the extent to which participants in the digital currency industry demand our services and solutions, which would adversely affect our business, financial condition and results of operations.
The value of digital currencies is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of digital currencies are highly speculative. The prices of digital currencies have been subject to dramatic fluctuations to date. Several factors may affect price, including, but not limited to:

•
Global digital currency supply, including various alternative currencies which exist, and global digital currency demand, which can be influenced by the growth or decline of retail merchants’ and commercial businesses’ acceptance of digital currencies as payment for goods and services, the security of online digital currency exchanges and digital wallets that hold digital currencies, the perception that the use and holding of digital currencies is safe and secure and regulatory restrictions on their use;

•
Changes in the software, software requirements or hardware requirements underlying a blockchain network. For example, a fork occurs when there is a change to a digital currency’s underlying protocol, which creates new rules for the system. Forks in the future are likely to occur and there is no assurance that such a fork would not result in a sustained decline in the market price of digital currencies;

•	Changes in the rights, obligations, incentives, or rewards for the various participants in a blockchain network;

•	The maintenance and development of the software protocol of digital currencies;

•	Digital currency exchanges deposit and withdrawal policies and practices, liquidity on such exchanges and interruptions in service from or failures of such exchanges;

•	Regulatory measures, if any, that affect the use and value of crypto-assets;

•	Competition for and among various digital currencies that exist and market preferences and expectations with respect to adoption of individual currencies;

•	Actual or perceived manipulation of the markets for digital currencies;

•	Actual or perceived threats that digital currencies and related activities such as mining have adverse effects on the environment or are tied to illegal activities; and

•	Expectations with respect to the rate of inflation in the economy, monetary policies of governments, trade restrictions and currency devaluations and revaluations.

The digital currency market is volatile, and changes in the prices and/or trading volume of digital currencies may adversely impact our growth strategy and our business. In particular, the impact that changes in prices and/or trading volume of digital currencies have on our deposit balance from customers in the digital currency industry is unpredictable, as any reduction in deposits attributable to such changes may be amplified or mitigated by other developments, such as the onboarding of new customers, loss of existing customers and changes in our customers’ operational and trading strategies. We have experienced deposit fluctuations over the last 18 months, which have been correlated with or contrary to the price and/or trading volume of digital currencies at various times. There can be no assurance that a decrease in the value of digital currencies would not adversely impact the amount of such deposits in the future. In addition, volatility in the values of digital currencies caused by the factors described above or other factors may impact the demand for our services and therefore have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Cybersecurity and Technology
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Our computer systems and network infrastructure, including the SEN and API, could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.
Our operations are also dependent upon our ability to protect our computer systems and network infrastructure, including the SEN, the API, and our other online banking systems, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We could also become the target of various cyberattacks as a result of our focus on the digital currency industry. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as acts of cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a system breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may not have the resources to keep pace with rapid technological changes in the industry or implement new technology effectively.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, to stay current with the industry, our business model may need to evolve as well. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful.
The technology relied upon by the Company, including the SEN, the API and our other on-line banking systems, may not function properly, which may have a material impact on the Company’s operations and financial conditions. There may be no alternatives available if such technology does not work as anticipated. The importance of the SEN, the API and our other on-line banking systems to the Company’s operations means that any problems in its functionality would have a material adverse effect on the Company’s operations. This technology may malfunction because of internal problems or because of cyberattacks or external security breaches. Any such technological problems would have a material adverse impact on the Company’s business model and growth strategy.
Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.
Our operations could be interrupted if our third-party service providers experience operational or other systems difficulties, terminate their services or fail to comply with banking regulations.
We outsource some of our operational activities and accordingly depend on relationships with many third-party service providers. Specifically, we rely on third parties for certain services, including, but not limited to, core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.
As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period, our business, financial condition and results of operations could be adversely affected. Even if we can replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.
In addition, the Bank’s primary federal regulator, the Federal Reserve, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the Federal Reserve, have also issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulties, are subject to cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.
Risks Related to Our Traditional Banking Business
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in interest earning deposits in other banks and securities, are sensitive to general business and economic conditions in the United States. We solicit deposits throughout the United States and, while our primary lending market is the state of California, we purchase and originate loans throughout the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. While there has been an improvement in the U.S. economy since the 2008 financial crisis as evidenced by a rebound in the housing market, lower unemployment and higher equity capital markets, economic growth has been uneven and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, the effects of the legislation commonly known as Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and the impact such actions and other policies the current administration may have on economic and market conditions.
Weak economic conditions are characterized by numerous factors, including deflation, fluctuations in debt and equity capital markets, a lack of liquidity and depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower levels of home sales and commercial activity. The current economic environment is characterized by lower interest rates than historically have been the case, which impacts our ability to generate attractive earnings through our loan and investment portfolios. These factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our commercial banking clients and their operations are concentrated in Southern California and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike many of our larger competitors that maintain significant operations located outside our market area, a substantial portion of our commercial business clients are located and doing business in Southern California. Therefore, our success depends substantially upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in Southern California than those of larger, more geographically diverse competitors. A downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets. For these reasons, any regional or local economic downturn that affects Southern California, or existing or prospective borrowers in Southern California, could have a material adverse effect on our business, financial condition and results of operations. To a significantly lesser extent, our Bank provides financing to clients who live or have companies or properties located outside our core Southern California markets, such as Arizona and Florida. In such cases, we would face similar local market risks in those communities for these clients.
We face strong competition from financial services companies and other companies that offer banking services.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating both within our market areas and nationally, and in respect of our digital currency initiative we also compete with other entities in the digital currency industry, including a limited number of other banks providing services to the digital currency industry and digital currency exchanges. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic payment systems. The banking industry is experiencing rapid changes in technology and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the 2008-2009 economic downturn has also led to increased competitive pressures on loan rates and terms for high quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.
Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive because of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate.
Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.
We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the financial condition of the borrower, the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries, and our credit approval practices may not adequately reduce credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to measure and limit the credit risk associated with our loan portfolio effectively could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2019, our allowance for loan losses totaled $6.2 million, which represents approximately 0.93% of our total gross loans held-for-investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of our allowance for loan losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors (including third-party review and analysis), both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses depends on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) has recently issued a new credit impairment model, the Current Expected Credit Loss (the “CECL model”), which will become applicable to us on January 1, 2023. The CECL model will require financial institutions to estimate and develop a provision for credit losses over the lifetime of the loan at origination, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, our estimate of credit losses over the life of the loan would be reflected in the statement of operations in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model may create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Our commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2019, approximately $331.1 million, or 49.6%, of our total gross loans held-for-investment were commercial real estate loans (including owner-occupied commercial real estate loans). Further, as of December 31, 2019, our commercial real estate loans (excluding owner-occupied commercial real estate loans) totaled 142.5% of our total risk-based capital. These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to the risk of liquidating the collateral securing these loans in times when there may be significant fluctuation of commercial real estate values. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.
Because a significant portion of our loan portfolio held-for-investment is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2019, approximately $614.3 million, or 91.9%, of our total gross loans held-for-investment were loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.
In the case of defaults on loans secured by real estate, we may be forced to foreclose on the collateral, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law that may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property for some period, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2019, we held approximately $128,000 in OREO that is currently marketed for sale. The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. Some states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws could have a material adverse effect on our business, financial condition and results of operation.
We are subject to claims and litigation pertaining to intellectual property.
Banking and other financial services companies, such as our Company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently pursue litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.
Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer the currency may adversely affect an investment in digital currencies. Additionally, a meritorious intellectual property claim could prevent investors and other end-users from accessing, holding or transferring their digital currency, which could force the liquidation of holdings of such digital currency (if liquidation is possible). As a result, intellectual property claims against large digital currency participants could adversely affect the business and operations of digital currency exchanges as well as our own.
We may not be able to protect our intellectual property rights, and may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
Competitors may violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation can be expensive and time consuming, which could divert management resources and harm our business and financial results. Potential competitors may have the ability to dedicate greater resources to litigate intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

We may be subject to environmental liabilities relating to the real properties we own and the foreclosure on real estate assets securing loans in our loan portfolio.
In conducting our business, we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties relating to environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.
The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.
Our concentration of large loans to a limited number of borrowers may increase our credit risk.
As of December 31, 2019, our 10 largest borrowing relationships accounted for approximately 38.6% of our total gross loans held-for-investment. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our allowance for loan and lease losses could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.
A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources could have a substantial negative effect on our liquidity and our ability to continue our growth strategy.
Our most important source of funds is deposits. As of December 31, 2019, approximately $1.3 billion, or 74.0%, of our total deposits were noninterest bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. Substantially all of these noninterest bearing demand accounts are deposits from our customers in the digital currency industry.
Additional liquidity is provided by our ability to borrow from the Federal Home Loan Bank of San Francisco (the “FHLB”) and the FRB. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
By engaging in derivative transactions, we are exposed to additional credit and market risk.
By engaging in derivative transactions, we are exposed to counterparty credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what was modeled when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our revenue and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.
The use of statistical and quantitative models and other quantitative analyses is necessary for bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations.
Liquidity stress testing, interest rate sensitivity analysis and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing and the Comprehensive Capital Analysis and Review submissions, we believe that model-derived testing may become more extensively implemented by regulators in the future.
We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.
We are subject to interest rate risk as fluctuations in interest rates may adversely affect our earnings.
Most of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates should move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international economic weakness and disorder and instability in domestic and foreign financial markets. In addition, the Federal Reserve has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities, which might also affect interest rates. As of December 31, 2019, approximately 69.4% of our interest earning assets and approximately 30.8% of our interest bearing liabilities had a variable interest rate.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate borrowings, which could adversely affect our earnings and net interest margin if rates later increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on net interest income. If short-term interest rates remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem. Such an occurrence would reduce our net interest income and could have a material adverse effect on our business, financial condition and results of operations.
Increased regulatory oversight and uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates

Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.
Any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.
If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and in a timely manner, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting consists of a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). As a public company, we will be required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. When we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act in the future, we will be required to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting at such time.
The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.
There could be material changes to our financial statements and disclosures if there are changes in accounting standards or regulatory interpretations of existing standards
From time to time the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently and retrospectively, in each case resulting in our needing to revise or restate prior period financial statements, which could materially change our financial statements and related disclosures, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
We invest a percentage of our total assets (42.2% as of December 31, 2019) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. As of December 31, 2019, the fair value of our available-for-sale investment securities portfolio was $897.8 million, which included gross unrealized losses of $7.7 million and gross unrealized gains of $13.4 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.
Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.
In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms that do not comply with our general underwriting standards. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer, which could adversely affect our business, financial condition and results of operations.
We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.
We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and ensuring that our largest clients have relationships with our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers, other key personnel or directors leaves us or our Bank, our financial condition and results of operations may suffer because of his or her skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified personnel to replace him or her.
Negative public opinion regarding the Company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
As a community bank and service provider to the digital currency industry, our Bank’s reputation within the communities we serve is critical to our success. We believe we have built strong personal and professional relationships with our customers and are active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, including because of a successful cyberattack against us or other unauthorized release or loss of customer information, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. In addition, if the reputation of the digital currency industry as a whole is harmed, including due to events such as cybersecurity breaches, scams perpetrated by bad actors or other unforeseen developments as a result of the evolving regulatory landscape of the digital currency industry, our reputation may be negatively affected due to our connection with the digital currency industry, which could adversely affect our business, financial condition and results of operations. Our exposure to and interactions with the digital currency industry put us at a higher risk of media attention and scrutiny. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.
We may not be able to raise the additional capital needed, in absolute terms or on terms acceptable to us, to fund our growth in the future if we continue to grow at our current pace.
We believe that we have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulation
There is substantial legal and regulatory uncertainty regarding the regulation of digital currencies and digital currency activities. This uncertainty or adverse regulatory changes may inhibit the growth of the digital currency industry, including our customers, and therefore have a material adverse effect on the digital currency initiative.
The U.S. Congress, U.S. state legislatures, and a number of U.S. federal and state regulators and law enforcement agencies, including FinCEN, U.S. federal banking regulators, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the CFPB, the Department of Justice, the Department of Homeland Security, the Federal Trade Commission, the Federal Bureau of Investigation, the Internal Revenue Service (the “IRS”), and state banking regulators, state financial services regulators, and states attorney generals, have been examining the operations of digital currency networks, exchanges, and digital currency businesses, with particular focus on the extent to which digital currencies can be used for illegal activities, including but not limited to laundering the proceeds of illegal activities, funding criminal or terrorist enterprises, engaging in fraudulent activities (see “—Risks Related to the Digital Currency Industry”), as well as whether and the extent to which digital currency businesses should be subject to existing or new regulation, including those applicable to banks, securities intermediaries, derivatives intermediaries, or money transmitters.
For example, FinCEN requires firms engaged in the business of administration, exchange, or transmission of a virtual currency to register with FinCEN under its money services business licensing regime. The New York DFS has established a licensing regime for businesses involved in virtual currency business activity in or involving New York, commonly known as BitLicense regime. The SEC and CFTC have each issued formal and informal guidance on the applicability of securities and derivatives regulations to digital currencies and digital currency activities. The SEC has suggested that, depending on the circumstances, an initial coin offering (“ICO”) may constitute securities offerings subject to the provisions of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, and that some ICOs in the past have been illegal, which could, in turn, result in regulatory actions or other scrutiny against our customers or us. The SEC has also stated that venues that permit trading of tokens that are deemed securities are required to either register as national securities exchanges under Section 6 of the Exchange Act or obtain an exemption. If we or any of our digital currency customers are subject to regulatory actions relating to illegal securities offerings or are required to register as a national securities exchange under the Exchange Act, we may experience a substantial loss of deposits and our business may be materially adversely affected.
Many state and federal agencies have also issued consumer advisories regarding the risks posed to users and investors in digital currencies. U.S. federal and state legislatures, regulators and law enforcement agencies continue to develop views and approaches to a wide variety of digital currencies and activities involved in digital currencies and it is likely that, as the legal and regulatory landscape develops, additional regulatory requirements could apply to digital currency businesses, including our digital currency customers and us. U.S. state and federal, and foreign regulators and legislatures have taken legal actions against digital currency businesses or adopted restrictions in response to adverse publicity arising from hacks, consumer harm, criminal activity, or other activities related to digital currencies. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of the digital currency industry or the ability of our customers to continue to operate. This may significantly impede the viability or growth of our existing funding sources based on deposits from digital currency business as well as our digital currency initiative. In addition, we may become subject to additional regulatory scrutiny as a result of certain aspects of our growth strategy, including our plans to develop credit products for the purchase of digital currency, custodian services and to expand our international customer base.

Digital currencies and digital currency related activities also currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, Poland, India, Hong Kong, Canada and Singapore. Various foreign jurisdictions may adopt laws regulations or directives that affect digital currencies. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital currencies by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital currency industry in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the digital currency industry or our customers, which may adversely affect our digital currency initiative and could therefore result in a material adverse effect on our business, financial condition, results of operations and growth prospects.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
Economic conditions that contributed to the financial crisis in 2008, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act, which was enacted in 2010 as a response to the financial crisis, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder have affected both large and small financial institutions. The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; raised the standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has broad rulemaking authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Compliance with the Dodd-Frank Act and its implementing regulations has and may continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
On May 24, 2018, President Trump signed into law the Regulatory Relief Act, which amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank, and to bank holding companies (“BHCs”), with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. These and other changes are more fully discussed under “Item 1. Business—Supervision and Regulation—Regulatory Relief Act.” Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it may take some time for these agencies to implement the necessary regulations or amendments.
Federal and state regulatory agencies frequently adopt changes to their regulations or change the way existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.
Because of the Dodd-Frank Act and related rulemaking, the Bank and the Company are subject to more stringent capital requirements.
In July 2013, the U.S. federal banking authorities approved the implementation of regulatory capital reforms of the Basel Committee on Banking Supervision, which is referred to as Basel III, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies other than those subject to the Federal Reserve’s Small Bank Holding Company Policy Statement. The Small Bank Holding Company Policy Statement currently applies to certain holding companies with consolidated assets of less than $3.0 billion that do not have a material amount of SEC-registered debt or equity securities outstanding. Management believes the Corporation meets the conditions of the Federal Reserve’s Policy and is therefore excluded from consolidated capital requirements at December 31, 2019; however the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.
Relative to the capital requirements that predated it, Basel III increased most of the required minimum regulatory capital ratios and introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also narrowed the definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. The Basel III capital rules became effective as applied to the Bank on January 1, 2015 and to the Company on January 1, 2018 prior to the amendment to the Small Bank Holding Company Statement discussed above. See “Item 1. Business—Supervision and Regulation—Capital Adequacy Guidelines.”
Certain ratios calculated under the Basel III rules are sensitive to changes in total deposits, including the minimum leverage ratio that is discussed further under “Item 1. Business—Supervision and Regulation—Capital Adequacy Guidelines.” Due to the potential volatility of deposits related to our Digital Currency Initiative, we may be at increased risk of a sudden adverse change in these ratios.
The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial condition.
Federal and state banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject based on such examinations could adversely affect us.
As part of the bank regulatory process, the Federal Reserve and the DBO periodically conduct examinations of our business, including compliance with laws and regulations. If, based on an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take such remedial actions as it deems appropriate. These actions include the power to enjoin unsafe or unsound practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.
Our regulators may limit current or planned activities related to the digital currency industry.
The digital currency industry is relatively new and is subject to significant risks. The digital currency initiative involves customers and activities with which regulators, including our primary banking regulators the Federal Reserve and DBO, may be less familiar and which they may consider higher risk than those involving more established industries. While we have consulted, and will continue to consult with, our regulators regarding our activities involving digital currency industry customers and the digital currency initiative, in the future a regulator may determine to limit or restrict one or more of these activities. Such actions could have a material adverse effect on our business, financial condition, or results of operations.
Financial institutions, such as the Bank, face risks of noncompliance and enforcement actions related to the Bank Secrecy Act and other anti-money laundering statutes and regulations (in particular, as such statutes and regulations relate to the digital currency industry).
The Bank Secrecy Act, USA Patriot Act, FinCEN and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. To administer the Bank Secrecy Act, FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.
Our compliance with the anti-money laundering laws is in part dependent on our ability to adequately screen and monitor our customers for their compliance with these laws. Customers associated with our digital currency initiative may represent an increased compliance risk given the prevalence of money laundering activities using digital currencies. We have developed enhanced procedures to screen and monitor these customers, which include, but are not limited to, system monitoring rules tailored to digital currency activities, a system of “red flags” specific to various customer types and activities, the development of and investment in proprietary technology tools to supplement our third-party transaction monitoring system, customer risk scoring with risk factors specific to the digital-currency industry, and the use of various blockchain monitoring tools. We believe these enhanced procedures adequately screen and monitor our customers associated with the digital currency initiative for their compliance with anti-money laundering laws; however, given the rapid developments in digital currency markets and technologies, there can be no assurance that these enhanced procedures will be adequate to detect or prevent money laundering activity. If regulators determine that our enhanced procedures are insufficient to address the financial crimes risks posed by digital currencies, the digital currency initiative may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.
To comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.
We are subject to anticorruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and we may be subject to other anti-corruption laws, as well as anti-money laundering and sanctions laws and other laws governing our operations, to the extent our business expands to non-U.S. jurisdictions. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.
We continue to pursue deposit sourcing opportunities outside of the United States. We are currently subject to anti-corruption laws, including the FCPA. The FCPA and other applicable anti-corruption laws generally prohibit us, our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain other business advantages. We may also participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other jurisdictions’ anti-corruption laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA. If we are not in compliance with the FCPA or other anti-corruption laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition and results of operations. Similarly, any investigation of any potential violations of the FCPA or other anti-corruption laws by authorities in the United States or other jurisdictions where we conduct business could also have an adverse impact on our reputation, business, financial condition and results of operations.
We are subject to numerous laws and regulations, designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws or regulations could lead to a wide variety of sanctions.
The CRA directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product, or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.
A successful regulatory challenge to an institution’s performance under the CRA, fair lending or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.
The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Item 1. Business—Supervision and Regulation—Deposit Insurance.” To maintain a strong funding position and restore the reserve ratios of the DIF following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
The Federal Reserve may require us to commit capital resources to support the Bank at a time when our resources are limited, which may require us to borrow funds or raise capital on unfavorable terms.

The Federal Reserve requires a BHC to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank at times when the BHC may not be inclined to do so and may charge the BHC with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.
A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a BHC to its subsidiary bank is subordinate in right of repayment to payments to depositors and certain other creditors of such subsidiary bank. In the event of a BHC’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a BHC for making a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings. Borrowing funds or raising capital on unfavorable terms for such a capital injection may have a material adverse effect on our business, financial condition and results of operations.
We are exposed to various types of credit risk due to interconnectivity in the financial services industry and could be adversely affected by the insolvency of other financial institutions.
Financial services institutions are interrelated based on trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to influence the U.S. money supply and credit conditions. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. More recently, the Federal Reserve has, as a response to the financial crisis, significantly increased the size of its balance sheet by buying securities and has paid interest on excess reserves held by banks at the Federal Reserve. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. government. Following a prolonged period in which the federal funds rate was stable or decreasing, the Federal Reserve has begun to increase this benchmark rate. In addition, the Federal Reserve has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities. Future monetary policies, including whether the Federal Reserve will continue to increase the federal funds rate and whether or at what pace it will continue to reduce the size of its balance sheet, cannot be predicted, and although we cannot determine the effects of such policies on us now, such policies could adversely affect our business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.
The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in general economic or business conditions;

•	changes in digital currency industry conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•
publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deem comparable to us;

•	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;

•	additions or departures of key personnel;

•	perceptions in the marketplace regarding our competitors or us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core markets or the financial services industry.
The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.
While our growth strategy is focused on the digital currency industry, investors should not expect that the value of our common stock to be correlated with the value of digital currencies. Our common stock is not a proxy for gaining exposure to digital currencies.
While our growth strategy is focused on the digital currency industry and the majority of the Bank’s deposits are from digital currency-related activities, our common stock is not a proxy for gaining exposure to digital currencies. The impact of fluctuations in prices and/or trading volume of digital currencies on our deposit balance from customers in the digital currency industry and, by extension, our profitability, is unpredictable, and the price of our common stock may not be correlated to the prices of digital currencies.
Though not a proxy for gaining exposure to digital currencies, market participants may view our common stock as such, which could in turn attract investors seeking to buy or sell short our common stock in order to gain such exposure, therefore increasing the price volatility of our common stock. There may also be a heightened level of speculation in our common stock as a result of our exposure to the digital currency industry. For more information regarding the volatility of digital currencies, see “—Risks Related to Our Digital Currency Initiative—The prices of digital currencies are extremely volatile. Fluctuations in the price of various digital currencies may cause uncertainty in the market and could negatively impact trading volumes of digital currencies and therefore the extent to which participants in the digital currency industry demand our services and solutions, which would adversely affect our business, financial condition and results of operations.”
Our management and board of directors have significant control over our business.
As of December 31, 2019, our directors, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 3,932,999 shares, or approximately 22.1% of our issued and outstanding Class A Common Stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.
In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2019, we had outstanding $15.8 million in aggregate principal amount of subordinated debentures issued to statutory trusts that, in turn, issued $15.5 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. In addition, at December 31, 2019, the Company had a term loan from a commercial bank with an outstanding principal balance of $3.7 million. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our Articles of Incorporation, as amended, (the “Articles”) authorize us to issue up to 10,000,000 shares of one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.
We are an emerging growth company, and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding shareholder advisory votes on executive compensation or golden parachute payments. The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably opted out of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.
We may take advantage of some or all of these provisions for up to five years or such earlier time as we cease to qualify as an emerging growth company, which will occur if we have more than $1.07 billion in total annual gross revenue, if we issue more than $1.0 billion of non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive because we intend to rely on certain of these exemptions, which may result in a less active trading market and increased volatility in our stock price.
We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
Our primary asset is Silvergate Bank. We depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses and satisfy our obligations (including our junior subordinated debentures). Federal and state statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. Further, the Federal Reserve and the DBO can restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we may not be able to satisfy our obligations or, if applicable, pay dividends on our common stock. See “Item 1. Business—Supervision and Regulation—Dividends.”
Our future ability to pay dividends is subject to restrictions.
Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our Class A and Class B Common Stock since inception and we currently have no plans to pay cash dividends in the foreseeable future. Any declaration and payment of dividends on our Class A and Class B Common Stock in the future will depend on regulatory restrictions, our earnings and financial condition, our liquidity and capital requirements, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our Class A and Class B Common Stock and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders.
The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the senior promissory note, the subordinated debt obligations, the subordinated debentures underlying our trust preferred securities and our other debt obligations. If regularly scheduled payments on our outstanding junior subordinated debentures, held by our unconsolidated subsidiary trusts, are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our Class A and Class B Common Stock.
Provisions in our governing documents and Maryland law may have an anti-takeover effect, and there are substitutional regulatory limitations on changes of control of bank holding companies.
Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.
Our Articles and our Bylaws may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents and Maryland law include provisions that:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;

•	divide our board of directors into three classes serving staggered three-year terms;

•	provide that directors may be removed from office (i) without cause but only upon an 80% vote of shareholders and (ii) for cause but only upon a majority shareholder vote;

•	eliminate cumulative voting in elections of directors;

•	permit our board of directors to alter, amend or repeal our Bylaws or to adopt new bylaws;

•	permit our board of directors to increase or decrease the number of authorized shares of our Class A and Class B Common Stock and preferred stock;

•	require the request of holders of at least 20% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•
require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and

•
enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created by such increase by a majority vote of the directors present at a meeting of directors.

In addition, certain provisions of Maryland law may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the CBCA. These laws could delay or prevent an acquisition.
Our common stock is not an insured deposit and is subject to risk of loss.
Our common stock is not a savings account, deposit account or other obligation of any of the Bank or any of our other subsidiaries and will not be insured or guaranteed by the FDIC or any other government agency. Investment in our common stock is subject to risk, including possible loss.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our headquarters office is currently located at 4250 Executive Square, La Jolla, California 92037. The following table summarizes pertinent details of our leased office properties.

Location	Owned/ Leased	Lease Expiration	Type of Office
4250 Executive Square, Suites 101, 300, 400, 420, 450 La Jolla, CA 92037	Leased	10/31/2022	Headquarters
4250 Executive Square, Suite 100 La Jolla, CA 92037	Leased	10/31/2022	Branch

We believe that the leases to which we are subject have terms that are generally consistent with prevailing market terms. None of the leases involve any of our directors, officers or beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.
In the current opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shareholder Information
The Class A Common Stock of the Company has been publicly traded since November 7, 2019 and is currently traded on the New York Stock Exchange under the symbol SI. As of March 3, 2020, there were approximately 282 holders of record of our Class A Common Stock.
Dividends
Holders of our Class A and Class B Common Stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our Class A and Class B Common Stock since inception, and we currently have no plans to pay dividends for the foreseeable future. As a Maryland corporation, we are only permitted to pay dividends out of net earnings.
Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under California banking laws, regulations and policies. See “Item 1. Business—Supervision and Regulation—Dividends.”
Our ability to pay dividends to our shareholders in the future will depend on regulatory restrictions, our liquidity and capital requirements, our earnings and financial condition, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our Class A and Class B Common Stock and other factors deemed relevant by our board of directors.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019, with respect to options and restricted stock units outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
2010 Equity Compensation Plan	632,159	$4.38	—
2018 Equity Compensation Plan	368,325	14.52	1,228,428
Equity compensation plans not approved by security holders	—	—	—
Total	1,000,484	$7.54	1,228,428
Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the fourth quarter of 2019. The Company did not repurchase any of its shares during the fourth quarter of 2019 and does not have any authorized share repurchase programs.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Information as of and for the years ended December 31, 2019 and 2018 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2017, 2016 and 2015 is derived from audited financial statements not included herein. Our historical results are not necessarily indicative of any future period. The performance ratios and asset quality and capital ratios are unaudited and derived from our audited financial statements and other financial information as of and for the periods presented. Average balances have been calculated using daily averages. The selected historical consolidated financial and other data presented below contains certain financial measures that are not presented in accordance with accounting principles generally accepted in the United States and are not audited. A reconciliation table is set forth below following the selected historical financial and other data.

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$81,035	$72,752	$48,306	$41,541	$36,728
Interest expense	10,078	3,129	6,355	7,729	5,947
Net interest income	70,957	69,623	41,951	33,812	30,781
(Reversal of) provision for loan losses	(439)	(1,527)	262	1,136	1,906
Net interest income after provision	71,396	71,150	41,689	32,676	28,875
Noninterest income	15,754	7,563	3,448	3,308	4,797
Noninterest expense	52,478	48,314	30,706	24,214	21,525
Income before income taxes	34,672	30,399	14,431	11,770	12,147
Income tax expense(1)	9,826	8,066	6,788	4,735	4,737
Net income	24,846	22,333	7,643	7,035	7,410
Dividends on preferred stock	—	—	—	13	159
Net income available to common shareholders	$24,846	$22,333	$7,643	$7,022	$7,251
Financial Ratios:
Return on average assets (ROAA)	1.19%	1.11%	0.66%	0.76%	0.82%
Return on average equity (ROAE)	11.54%	13.47%	10.80%	10.45%	10.63%
Return on average common equity (ROACE)	11.54%	13.47%	10.80%	10.55%	11.93%
Net interest margin(2)	3.47%	3.49%	3.68%	3.68%	3.52%
Noninterest income / average assets	0.76%	0.38%	0.30%	0.36%	0.54%
Noninterest expense / average assets	2.52%	2.41%	2.67%	2.60%	2.44%
Efficiency ratio(3)	60.52%	62.59%	67.64%	65.23%	60.50%
Loan yield(4)	5.45%	5.52%	5.20%	4.92%	4.44%
Per Share Data:
Basic earnings per share	$1.38	$1.35	$0.83	$0.72	$0.74
Diluted earnings per share	$1.35	$1.31	$0.79	$0.70	$0.72
Common stock shares issued and outstanding at end of period	18,668	17,818	9,224	9,224	9,728
Basic weighted average shares outstanding	17,957	16,543	9,224	9,705	9,762
Diluted weighted average shares outstanding	18,385	17,023	9,618	10,039	10,067
Book value per share at end of period	$12.38	$10.73	$8.00	$7.13	$7.24
________________________

(1)
The year ended December 31, 2017 included a $1.2 million increase in income tax expense related to the revaluation of our deferred tax assets resulting from the reduction in the corporate income tax rate as a result of the Tax Act.

(2)	Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period.

(3)	Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.

(4)	Includes nonaccrual loans and loans 90 days and more past due.

	December 31,
	2019	2018	2017	2016	2015

	(Dollars in thousands)
Statement of Financial Condition Data:
Interest earning deposits in other banks	$132,025	$670,243	$793,717	$31,055	$45,182
Securities	897,766	357,251	191,921	89,455	47,226
Loans held-for-sale	375,922	350,636	190,392	166,986	169,190
Loans held-for-investment, net	664,622	592,781	689,303	669,136	637,510
Total assets	2,128,127	2,004,318	1,891,948	981,068	951,854
Total deposits	1,814,654	1,783,005	1,775,146	767,862	633,533
FHLB advances	49,000	—	15,000	115,000	199,000
Total liabilities	1,897,091	1,813,072	1,818,148	915,261	881,461
Total shareholders’ equity	231,036	191,246	73,800	65,807	70,393
Nonperforming Assets:
Nonperforming loans	$5,909	$8,303	$4,510	$5,126	$4,020
Troubled debt restructurings	1,791	514	592	944	2,356
Other real estate owned, net	128	31	2,308	562	1,292
Nonperforming assets	6,037	8,334	6,818	5,688	5,312
Asset Quality Ratios:
Nonperforming assets / assets	0.28%	0.42%	0.36%	0.58%	0.56%
Nonperforming loans / loans(1)	0.88%	1.39%	0.65%	0.76%	0.63%
Nonperforming assets / loans(1) + other real estate owned	0.90%	1.40%	0.98%	0.84%	0.82%
Net charge-offs (recoveries) to average loans(1)	0.01%	(0.01)%	0.02%	0.00%	(0.01)%
Allowance for loan losses to total loans(1)	0.93%	1.13%	1.17%	1.19%	1.07%
Allowance for loan losses to nonperforming loans	104.77%	80.97%	181.04%	156.93%	171.64%
Company Capital Ratios:
Tier 1 leverage ratio	11.23%	9.00%	6.15%	8.65%	9.70%
Common equity tier 1 capital ratio	24.52%	23.10%	10.54%	10.17%	9.82%
Tier 1 risk-based capital ratio	26.21%	24.96%	12.72%	12.52%	13.36%
Total risk-based capital ratio	26.90%	25.77%	13.88%	13.77%	14.44%
Total shareholders’ equity to total assets	10.86%	9.54%	3.90%	6.71%	7.40%
Bank Capital Ratios:
Tier 1 leverage ratio	10.52%	8.51%	6.33%	9.03%	9.40%
Common equity tier 1 capital ratio	24.55%	23.68%	13.11%	13.06%	12.96%
Tier 1 risk-based capital ratio	24.55%	23.68%	13.11%	13.06%	12.96%
Total risk-based capital ratio	25.24%	24.50%	14.29%	14.31%	14.04%
________________________

(1)	Loans exclude loans held-for-sale at each of the dates presented.

Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Annual Report on Form 10-K as being “non-GAAP financial measures.” We identify certain financial measures as non-GAAP financial measures if that financial measure excludes or includes amounts, that are not included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our statements of operations, financial condition or cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios that are calculated using exclusively financial measures presented in accordance with GAAP.
This Annual Report on Form 10-K includes certain non-GAAP financial measures for the year ended December 31, 2019 in order to present our results of operations for that period on a basis consistent with our historical operations. On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement with HomeStreet Bank to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. This transaction, which was completed in March 2019, generated a pre-tax gain on sale of $5.5 million.
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

	Year Ended December 31,
	2019	2018

	(Dollars in thousands)
Net income
Net income, as reported	$24,846	$22,333
Adjustments:
Gain on sale of branch, net	(5,509)	—
Tax effect(1)	1,574	—
Adjusted net income	$20,911	$22,333

Noninterest income / average assets
Noninterest income	$15,754	$7,563
Adjustments:
Gain on sale of branch, net	(5,509)	—
Adjusted noninterest income	10,245	7,563
Average assets	2,082,007	2,008,853
Noninterest income / average assets, as reported	0.76%	0.38%
Adjusted noninterest income / average assets	0.49%	0.38%

Return on average assets (ROAA)
Adjusted net income	$20,911	$22,333
Average assets	2,082,007	2,008,853
Return on average assets (ROAA), as reported	1.19%	1.11%
Adjusted return on average assets	1.00%	1.11%

Return on average equity (ROAE)
Adjusted net income	$20,911	$22,333
Average equity	215,338	165,820
Return on average equity (ROAE), as reported	11.54%	13.47%
Adjusted return on average equity	9.71%	13.47%

Efficiency ratio
Noninterest expense	$52,478	$48,314
Net interest income	70,957	69,623
Noninterest income	15,754	7,563
Total net interest income and noninterest income	86,711	77,186
Adjustments:
Gain on sale of branch, net	(5,509)	—
Adjusted total net interest income and noninterest income	81,202	77,186
Efficiency ratio, as reported	60.52%	62.59%
Adjusted efficiency ratio	64.63%	62.59%
________________________

(1)	Amount represents the total income tax effect of the adjustment, which is calculated based on the applicable marginal tax rate of 28.58%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements
Principal Factors Affecting Our Results of Operations
Net Income. Net income is calculated by taking interest and noninterest income and subtracting our costs to do business, such as interest, salaries, taxes and other operational expenses. We evaluate our net income based on measures that include net interest margin, return on average assets and return on average equity.
Net Interest Income. Net interest income represents interest income, less interest expense. We generate interest income from interest, dividends and fees received on interest earning assets, including loans, interest earning deposits in other banks and investment securities we own. We incur interest expense from interest paid on interest bearing liabilities, including interest bearing deposits, borrowings and other forms of indebtedness. Net interest income typically is the most significant contributor to our net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans, interest earning deposits in other banks and other interest earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest earning assets and rates paid on interest bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period. Because noninterest bearing sources of funds, such as noninterest bearing deposits and shareholders’ equity, also fund interest earning assets, net interest margin includes the benefit of these noninterest bearing sources.
Changes in market interest rates and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of our interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in our net interest spread, net interest margin and net interest income. We measure net interest income before and after our provision for loan losses.
Provision for Loan Losses. Provision for loan losses is the amount of expense that, based on our management’s judgment, is required to maintain our allowance for loan losses at an adequate level to absorb probable losses inherent in our loan portfolio at the applicable balance sheet date and that, in our management’s judgment, is appropriate under relevant accounting guidance. Determination of the allowance for loan losses is complex and involves a high degree of judgment and subjectivity. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”
Noninterest Income. Noninterest income consists of, among other things: (i) mortgage warehouse fee income; (ii) service fees related to off-balance sheet deposits; (iii) deposit related fees; (iv) gain on sale of loans; and (v) other noninterest income. Service fees related to off-balance sheet deposits are fees earned for off-balance sheet deposit placements, primarily for our digital currency customers. The placements are facilitated under agreements we have entered into with customers and nationally recognized third party service providers that, in accordance with customer instructions, allow us to sweep customer funds into deposit accounts at other insured depository institutions. In connection with such sweeps and placements, the Bank earns noninterest income based on the difference between the gross interest earned on such deposit placements and the net interest the Bank agreed to pay on such swept funds (if any). Deposit related fees include cash management fees, such as analyzed checking fees, account maintenance fees, insufficient funds fees, overdraft fees, stop payment fees, foreign exchange fee income, domestic and foreign wire transfer fees, SEN related fees and card processing fee income.
Noninterest Expense. Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expense; (iii) communications and data processing fees (iv) professional services fees; (v) federal deposit insurance; (vi) correspondent bank charges; and (vii) other general and administrative expenses.
Salaries and employee benefits include compensation, stock-based compensation, employee benefits and tax expenses for our personnel. Occupancy and equipment expense includes depreciation expense, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes expenses related to our furniture, fixtures, equipment and software. Communications expense includes costs for telephone and internet. Data processing fees include expenses paid to our third-party data processing system provider and other data service providers. Professional fees include legal, accounting, consulting and other outsourcing arrangements. Federal deposit insurance expense relates to FDIC assessments based on the level of our deposits. Correspondent bank charges include wire transfer fees, transaction fees and service charges related to transactions settled with correspondent relationships. Other general and administrative expenses include expenses associated with travel, meals, advertising, promotions, sponsorships, training, supplies, postage, insurance and other expenses related to being a public company. Noninterest expenses generally increase as we grow our business.
Noninterest expenses have increased as we have grown organically and as we have expanded and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven banking operation with significant capacity for growth. In addition, we have expanded our information technology and security division to support enhancements in our technology infrastructure.
Financial Condition
The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.
Asset Quality. We manage the diversification and quality of our assets based on factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our allowance for loan losses, the diversification and quality of our loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.
Capital. Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Bank’s capital ratios at December 31, 2019 exceeded all current well capitalized regulatory requirements.
We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet; (vi) the levels of Tier 1 and total capital; (vii) the Tier 1 risk-based capital ratio, the total risk-based capital ratio, the Tier 1 leverage ratio, and the common equity Tier 1 capital ratio; (viii) the state of local and national economic conditions; and (ix) other factors including our asset growth rate, as well as certain liquidity ratios.
Liquidity. We manage liquidity based on factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash, interest earning deposits in other banks and liquid securities we hold, the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.
We maintain high levels of liquidity for our customers who operate in the digital currency industry, as these deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control. As a result, the Bank deploys its customer deposits into interest earning deposits in other banks and securities, as well as into specialized lending opportunities.
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Year Ended December 31,
	2019	2018	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$81,035	$72,752	$8,283	11.4%
Interest expense	10,078	3,129	6,949	222.1%
Net interest income	70,957	69,623	1,334	1.9%
Reversal of provision for loan losses	(439)	(1,527)	1,088	71.3%
Net interest income after provision	71,396	71,150	246	0.3%
Noninterest income	15,754	7,563	8,191	108.3%
Noninterest expense	52,478	48,314	4,164	8.6%
Net income before income taxes	34,672	30,399	4,273	14.1%
Income tax expense	9,826	8,066	1,760	21.8%
Net income	$24,846	$22,333	$2,513	11.3%
Net income for the year ended December 31, 2019 was $24.8 million, an increase of $2.5 million or 11.3% from net income of $22.3 million for the year ended December 31, 2018. The increase was primarily due to an increase of $1.3 million or 1.9% in net interest income and an increase of $8.2 million, or 108.3% in noninterest income, partially offset by a $4.2 million or 8.6% increase in noninterest expense and an increase of $1.8 million, or 21.8% in income tax expense, all as described below.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Year Ended December 31,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$389,707	$8,723	2.24%	$851,283	$16,606	1.95%
Securities	702,215	20,161	2.87%	263,903	7,332	2.78%
Loans(1)(2)	943,912	51,445	5.45%	871,271	48,100	5.52%
Other	10,686	706	6.61%	9,284	714	7.69%
Total interest earning assets	2,046,520	81,035	3.96%	1,995,741	72,752	3.65%
Noninterest earning assets	35,487			13,112
Total assets	$2,082,007			$2,008,853
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$340,595	$7,713	2.26%	$258,583	$1,787	0.69%
FHLB advances and other borrowings	51,829	1,293	2.49%	7,825	427	5.46%
Subordinated debentures	15,809	1,072	6.78%	15,794	915	5.79%
Total interest bearing liabilities	408,233	10,078	2.47%	282,202	3,129	1.11%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,445,232			1,554,852
Other liabilities	13,204			5,979
Shareholders’ equity	215,338			165,820
Total liabilities and shareholders’ equity	$2,082,007			$2,008,853
Net interest spread(3)			1.49%			2.54%
Net interest income		$70,957			$69,623
Net interest margin(4)			3.47%			3.49%
________________________
(1)Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period.
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Year Ended December 31, 2019 Compared to 2018
	Change Due To		Interest Variance
	Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(10,048)	$2,165	$(7,883)
Securities	12,576	253	12,829
Loans	3,967	(622)	3,345
Other	100	(108)	(8)
Total interest income	6,595	1,688	8,283
Interest Expense:
Interest bearing deposits	725	5,201	5,926
FHLB advances and other borrowings	1,213	(347)	866
Subordinated debentures	(1)	158	157
Total interest expense	1,937	5,012	6,949
Net interest income	$4,658	$(3,324)	$1,334
Net interest income increased $1.3 million to $71.0 million for the year ended December 31, 2019 compared to $69.6 million for the year ended December 31, 2018, due to an increase of $8.3 million in interest income partially offset by an increase of $6.9 million in interest expense. In March 2019, we implemented a hedging strategy that includes purchases of interest rate floors and commercial mortgage-backed securities, primarily funded by callable brokered certificates of deposit. The implementation of this hedging strategy positively impacted interest income earned on securities which was partially offset by interest expense incurred on the callable brokered certificates of deposit. In addition, in the fourth quarter of 2019, we called and reissued a portion of these certificates of deposit, which resulted in the recognition of a $1.6 million premium amortization in interest expense. For a further discussion of our hedging strategy, see “—Financial Condition—Securities.” Average total interest earning assets increased $50.8 million, or 2.5%, from $2.00 billion for the year ended December 31, 2018 to $2.05 billion for the year ended December 31, 2019. This increase was primarily due to an increase in the average balance of loans and securities, partially offset by a decrease in interest earning deposits . The average balance of interest earning deposits decreased by $461.6 million, or 54.2% from $851.3 million for the year ended December 31, 2018 to $389.7 million for the year ended December 31, 2019. Securities increased $438.3 million, or 166.1% from $263.9 million for the year ended December 31, 2018 to $702.2 million for the year ended December 31, 2019. The increase in securities was driven by the net purchases of $558.7 million in fixed-rate commercial mortgage-backed securities and adjustable rate residential mortgage-backed securities. The shift from interest earning deposits to securities was due to our hedging strategy and the use of such deposits to fund the purchase of higher yielding securities. The increase in the average balance of loans was primarily driven by an increase in mortgage warehouse and multi-family loans, partially offset by a decrease in commercial loans related to the sale of the San Marcos branch in the first quarter of 2019. The average yield on total interest earning assets increased from 3.65% for the year ended December 31, 2018 to 3.96% for the year ended December 31, 2019 due primarily to the increases in higher yielding securities relative to interest earning deposits.
Average interest bearing liabilities increased $126.0 million or 44.7% for the year ended December 31, 2019 as compared to 2018 primarily due to an increase in interest bearing deposits and borrowings between periods. The increase in interest bearing deposits was primarily due to the issuance of callable brokered certificates of deposits, which were used to fund the fixed-rate commercial mortgage-backed securities, both associated with our hedging strategy. The average rate on total interest bearing liabilities increased to 2.47% for the year ended December 31, 2019 compared to 1.11% for the same period in 2018 primarily due to interest on callable brokered certificates deposits associated with our hedging strategy. The average balance of noninterest bearing deposits decreased from $1.6 billion for the year ended December 31, 2018 to $1.4 billion for the year ended December 31, 2019. As of December 31, 2019, noninterest bearing deposits amounted to $1.3 billion or 74.0% of total deposits.
For the year ended December 31, 2019, the net interest spread was 1.49% and the net interest margin was 3.47% compared to 2.54% and 3.49%, respectively, for 2018. The decreases in the year ended December 31, 2019 were primarily due to the callable brokered certificates of deposits associated with our hedging strategy, as described above.

Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses” and “—Critical Accounting Policies—Allowance for Loan Losses.”
We recorded a reversal of provision for loan losses of $0.4 million compared to a reversal of $1.5 million for the year ended December 31, 2019 and 2018, respectively. The net reversal for the year ended December 31, 2019 was due to improvements in qualitative factors related to the loan portfolio and the continued low charge-off rates. The reversal for the year ended December 31, 2018 was primarily due to reclassifying $125.2 million in loans held-for-investment as loans held-for-sale in connection with the Company’s November 2018 agreement to sell the Bank’s business loan portfolio. The allowance for loan losses to total gross loans held-for-investment was 0.93% at December 31, 2019 compared to 1.13% at December 31, 2018.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Year Ended December 31,
	2019	2018	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$1,473	$1,505	$(32)	(2.1)%
Service fees related to off-balance sheet deposits	1,637	2,422	(785)	(32.4)%
Deposit related fees	5,302	2,435	2,867	117.7%
Gain on sale of loans, net	828	711	117	16.5%
Gain on sale of securities, net	724	—	724	N/M
Gain on sale of branch, net	5,509	—	5,509	N/M
Other income	281	490	(209)	(42.7)%
Total noninterest income	$15,754	$7,563	$8,191	108.3%
________________________
N/M—Not meaningful
Noninterest income for the year ended December 31, 2019 was $15.8 million, an increase of $8.2 million or 108.3% compared to noninterest income of $7.6 million for the year ended December 31, 2018. This increase was primarily due to a pre-tax gain on sale of $5.5 million for our San Marcos branch and business loan portfolio that was completed in March 2019, a $2.9 million increase in deposit related fees and a $0.7 million gain on sale of securities, offset by a $0.8 million decrease in service fees related to off-balance sheet deposits.
Service fees related to off-balance sheet deposits decreased due to lower average balances in off-balance sheet deposit placements for our digital currency customers in addition to a decrease in the spread earned on those deposits. Deposit related fees increased primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative. During the year ended December 31, 2019, we sold a total of $42.0 million in securities and realized a net gain on sale of $0.7 million.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Year Ended December 31,
	2019	2018	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$33,897	$29,898	$3,999	13.4%
Occupancy and equipment	3,638	3,091	547	17.7%
Communications and data processing	4,607	3,088	1,519	49.2%
Professional services	4,605	6,050	(1,445)	(23.9)%
Federal deposit insurance	415	1,230	(815)	(66.3)%
Correspondent bank charges	1,191	1,163	28	2.4%
Other loan expense	412	419	(7)	(1.7)%
Other real estate owned expense	170	27	143	529.6%
Other general and administrative	3,543	3,348	195	5.8%
Total noninterest expense	$52,478	$48,314	$4,164	8.6%
Noninterest expense increased $4.2 million or 8.6% for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increases in salaries and employee benefits, communications and data processing expense, and occupancy and equipment, partially offset by decreases in professional services and federal deposit insurance expense.
The increase of $4.0 million or 13.4% in salaries and employee benefits was due to increased staffing related to the growth of the Bank. The Bank’s average full-time equivalent employees grew from 195 for the year ending December 31, 2018 to 208 for 2019 with increases in the Bank’s project management, software development, operations and compliance divisions offset by decreases in branch, lending and administration divisions. In March 2019, we sold the San Marcos branch resulting in the reduction of 12 employees. Occupancy and equipment increased $0.5 million or 17.7%% primarily due to expansion of the corporate headquarters. Communications and data processing increased $1.5 million or 49.2% primarily due to updating our IT infrastructure and expansion projects to support our digital currency initiative offset by capitalized costs related to software implementation for our foreign currency platform enhancements. In 2018, we committed to expanding our banking platform with a cloud-based API-enabled payment hub to complement our API-enabled SEN. In addition, we are implementing a customer-facing foreign exchange platform. The decrease of $1.4 million or 23.9% in professional services fees was primarily related to lower consulting, external audit and legal services. Consulting fees were higher in 2018 as a result of numerous Bank initiatives designed to support infrastructure growth including technology improvements and enhanced internal control processes. Consulting fees for these projects were higher in 2018, due to bringing some of the support in-house and capitalizing software related costs. External audit services were higher in 2018 as the Company prepared for complying with enhanced audit standards in connection with the IPO. The decrease of $0.8 million or 66.3% in federal deposit insurance payments was due to an FDIC assessment credit as well as a reduction in the multiplier based on significant asset growth for the prior fiscal year relative to the current comparable period.
Income Tax Expense
Income tax expense was $9.8 million for the year ended December 31, 2019 compared to $8.1 million for the year ended December 31, 2018. The increase was primarily related to increased pre-tax income and an increase in the effective tax rate. Our effective tax rates for the year ended December 31, 2019 and 2018 were 28.3% and 26.5%, respectively. The increase in the effective tax rate was primarily related to higher blended state taxes, lower excess benefit from stock-based compensation and an increase in non-deductible expenses compared to 2018.
Financial Condition
As of December 31, 2019, our total assets increased to $2.1 billion compared to $2.0 billion as of December 31, 2018. Shareholders’ equity increased $39.8 million, or 20.8%, to $231.0 million at December 31, 2019 compared to $191.2 million at December 31, 2018. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is discussed below.

Interest Earning Deposits in Other Banks
Interest earning deposits in other banks decreased from $670.2 million at December 31, 2018 to $132.0 million at December 31, 2019. The decrease was due to lower balances with the FRB and purchases of securities particularly during the first half of 2019 as the Bank implemented its hedging strategy, discussed below.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
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
Our securities available-for-sale increased $540.6 million, or 151.3%, from $357.2 million at December 31, 2018 to $897.8 million at December 31, 2019. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations and asset backed securities. Our securities portfolio has grown substantially due to the implementation of a hedging strategy and utilizing cash to purchase high quality available-for-sale securities. In March 2019, we implemented a hedging strategy that includes purchases of interest rate floors and commercial mortgage-backed securities, primarily funded by callable brokered certificates of deposit. We entered into repurchase agreements to temporarily fund the purchase of securities while waiting for executed callable brokered certificates of deposit to settle. This hedging strategy is intended to reduce our exposure to a decline in earnings in a declining interest rate environment with a minimal impact on current earnings. As of December 31, 2019, we had purchased $400.0 million in notional amount of interest rate floors, $350.4 million in fixed-rate commercial mortgage-backed securities and issued $325.0 million of callable brokered certificates of deposit related to this hedging strategy. The callable brokered certificates of deposit had an unamortized premium of $2.6 million and an average life of 4.6 years as of December 31, 2019. These certificates of deposit are initially callable within three to six months after issuance and monthly thereafter. The call dates for all callable brokered certificates of deposit are from December 2019 through March 2020. In the fourth quarter of 2019, we called $237.5 million of callable brokered certificates of deposit and reissued new callable brokered certificates of deposit at lower rates. The premium expense associated with calling these certificates was $1.6 million. This premium expense will be offset in the future as a result of the newly issued certificates at lower rates. During the year ended December 31, 2019, we sold a total of $42.0 million of fixed-rate commercial mortgage-backed securities and realized a net gain on sale of $0.7 million, which partially offset the premium expense associated with calling the brokered certificates of deposit. During the year ended December 31, 2019, we purchased a total of $600.0 million in securities, including the securities purchased as part of the hedging strategy.
In the first quarter of 2020, the Company executed several transactions related to the hedging strategy discussed above. See “Note 21—Subsequent Events” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at December 31, 2019 and the amortized cost and carrying value of those securities as of the indicated dates.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
December 31, 2019
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	$—	—	$769	4.03%	$769	$801	4.03%
Government agency collateralized mortgage obligation	—	—	—	—	411	1.42%	241,792	2.27%	242,203	241,918	2.27%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	26,346	3.52%	26,346	26,500	3.52%
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	—	—	—	—	—	—	364,719	3.12%	364,719	377,016	3.12%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	258,022	2.53%	258,022	251,531	2.53%
Total securities	—	—	—	—	$411	1.42%	$891,648	2.73%	$892,059	$897,766	2.73%

	December 31, 2019		December 31, 2018		December 31, 2017
	Total		Total		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$769	$801	$932	$957	$1,075	$1,114
Government agency collateralized mortgage obligation	242,203	241,918	50,888	50,300	52,994	52,680
Private-label collateralized mortgage obligation	26,346	26,500	23,988	23,945	32,475	32,538
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	23,817	22,752	24,123	23,370
Private-label collateralized mortgage obligation	364,719	377,016	—	—	—	—
Asset backed securities:
Government sponsored student loan pools	258,022	251,531	260,050	259,224	82,191	82,100
Securities Held-to-Maturity:
Collateralized mortgage obligations	—	—	73	72	119	119
Total securities	$892,059	$897,766	$359,748	$357,250	$192,977	$191,921
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists primarily of loans secured by real estate and mortgage warehouse loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, multi-family loans and commercial and industrial loans provide us with higher risk-adjusted returns, relatively shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our commercial real estate, multi-family real estate, construction and commercial and industrial lending activities are primarily directed to our market area of Southern California. Our one-to-four family residential loans and warehouse loans are sourced throughout the United States.
The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$193,367	28.9%	$190,885	32.0%	$219,855	31.6%	$220,784	32.7%	$231,107	35.9%
Multi-family	81,233	12.2%	40,584	6.8%	23,958	3.4%	26,344	3.9%	30,421	4.7%
Commercial	331,052	49.6%	309,655	51.9%	346,227	49.8%	284,547	42.1%	211,303	32.9%
Construction	7,213	1.1%	3,847	0.6%	5,171	0.7%	39,529	5.9%	43,761	6.8%
Commercial and industrial	14,440	2.1%	8,586	1.4%	50,852	7.3%	40,816	6.0%	25,768	4.0%
Consumer and other	122	0.0%	150	0.0%	1,262	0.2%	1,321	0.2%	2,355	0.4%
Reverse mortgage	1,415	0.2%	1,742	0.3%	2,524	0.4%	4,534	0.7%	157	0.1%
Mortgage warehouse	39,247	5.9%	41,586	7.0%	45,718	6.6%	57,525	8.5%	98,035	15.2%
Total gross loans held-for-investment	668,089	100.0%	597,035	100.0%	695,567	100.0%	675,400	100.0%	642,907	100.0%
Deferred fees, net	2,724		2,469		1,901		1,780		1,503
Total loans held-for-investment	670,813		599,504		697,468		677,180		644,410
Allowance for loan losses	(6,191)		(6,723)		(8,165)		(8,044)		(6,900)
Total net loans	$664,622		$592,781		$689,303		$669,136		$637,510
Loans held-for-sale	$375,922		$350,636		$190,392		$166,986		$169,190
The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at December 31, 2019:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of December 31, 2019
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$3	$944	$192,420	$193,367
Multi-family	1,241	35,752	44,240	81,233
Commercial	36,185	136,389	158,478	331,052
Construction	5,254	1,959	—	7,213
Commercial and industrial	10,885	3,555	—	14,440
Consumer and other	122	—	—	122
Reverse mortgage	—	—	1,415	1,415
Mortgage warehouse	39,247	—	—	39,247
Total gross loans held-for-investment	$92,937	$178,599	$396,553	$668,089
Amounts with fixed rates	$58,079	$149,612	$82,894	$290,585
Amounts with floating rates	$34,858	$28,987	$313,659	$377,504
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
We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our loan officers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
Nonperforming loans decreased to $5.9 million, or 0.88% of total loans, at December 31, 2019 compared to $8.3 million, or 1.39% of total loans, at December 31, 2018. The decrease in nonperforming loans during the year ended December 31, 2019 was primarily due to payoffs and loan principal repayments offset by higher average balances on one-to-four family loans.
Other real estate owned increased to $128,000 as of December 31, 2019 compared to $31,000 as of December 31, 2018 due to foreclosure on one reverse mortgage loan at the end of the year.
Total nonperforming assets were $6.0 million and $8.3 million at December 31, 2019 and 2018, respectively, or 0.28% and 0.42%, respectively, of total assets.
The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	As of December 31,
	2019	2018	2017	2016	2015

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$3,963	$3,062	$2,652	$2,500	$1,911
Commercial	—	422	—	—	1,776
Commercial and industrial	1,098	3,596	—	177	176
Reverse mortgage	848	1,223	1,858	2,250	157
Accruing loans 90 or more days past due	—	—	—	199	—
Total gross nonperforming loans	5,909	8,303	4,510	5,126	4,020
Other real estate owned, net	128	31	2,308	562	1,292
Total nonperforming assets	$6,037	$8,334	$6,818	$5,688	$5,312
Ratio of nonperforming loans to total loans(1)	0.88%	1.39%	0.65%	0.76%	0.63%
Ratio of nonperforming assets to total assets	0.28%	0.42%	0.36%	0.58%	0.56%

Troubled debt restructurings
Restructured loans-nonaccrual	$1,202	$301	$424	$903	$1,993
Restructured loans-accruing	589	213	168	41	363
Total troubled debt restructurings	$1,791	$514	$592	$944	$2,356
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

•	Loss. Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2018
Real estate loans:
One-to-four family	$187,823	$—	$3,062	$—	$190,885
Multi-family	40,584	—	—	—	40,584
Commercial	309,233	—	422	—	309,655
Construction	3,847	—	—	—	3,847
Commercial and industrial	4,630	360	3,596	—	8,586
Consumer and other	150	—	—	—	150
Reverse mortgage	214	305	1,223	—	1,742
Mortgage warehouse	41,586	—	—	—	41,586
Total gross loans held-for-investment	$588,067	$665	$8,303	$—	$597,035

Loan Reviews and Problem Loan Management
Our credit administration staff conducts meetings at least four times a year to review asset quality and loan delinquencies. The Bank’s Lending and Collection Policy requires that we perform annual reviews of every loan of $500,000 or more not rated special mention or adversely classified. Individual loan reviews encompass a loan’s payment status and history, current and projected paying capacity of the borrower and/or guarantor(s), current condition and estimated value of any collateral, sufficiency of credit and collateral documentation, and compliance with Bank and regulatory lending standards. Loan reviewers assign an overall loan risk rating from one of the Bank’s loan rating categories and prepare a written report summarizing the review.
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
Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as troubled debt restructurings, or TDRs. As of December 31, 2019 the Company held nine loans amounting to $1.8 million, which were TDRs, compared to seven loans amounting to $0.5 million at December 31, 2018. The increase from the prior year was due to the TDR status for two Non-QM loans and one commercial and industrial loan with higher balances. Two of these loans are in compliance with their restructured terms while the third loan with an outstanding balance of approximately $0.5 million at December 31, 2019 is not performing in accordance with its restructured terms.
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
Allowance for Loan Losses
We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See “Critical Accounting Policies—Allowance for Loan Losses.”
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2019	2018	2017	2016	2015

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,723	$8,165	$8,044	$6,900	$4,956
Charge-offs:
Real estate:
One-to-four family	93	6	53	—	38
Commercial and industrial	—	—	83	6	18
Reverse mortgage	—	—	—	5	—
Mortgage warehouse	—	—	76	—	—
Total charge-offs	93	6	212	11	56
Recoveries:
Real estate:
One-to-four family	—	(10)	(49)	—	(18)
Multi-family	—	—	—	—	(76)
Commercial and industrial	—	(80)	(6)	—	—
Reverse mortgage	—	(1)	(1)	(19)	—
Mortgage warehouse	—	—	(15)	—	—
Total recoveries	—	(91)	(71)	(19)	(94)
Net charge-offs (recoveries)	93	(85)	141	(8)	(38)
(Reversal of) provision for loan losses	(439)	(1,527)	262	1,136	1,906
Allowance for loan losses at period end	$6,191	$6,723	$8,165	$8,044	$6,900

Total gross loans outstanding (end of period)	$668,089	$597,035	$695,567	$675,400	$642,907
Average loans outstanding	$660,092	$687,257	$673,922	$649,234	$617,603

Allowance for loan losses to period end loans	0.93%	1.13%	1.17%	1.19%	1.07%
Net charge-offs (recoveries) to average loans	0.01%	(0.01)%	0.02%	0.00%	(0.01)%
Our allowance for loan losses at December 31, 2019 and 2018 was $6.2 million and $6.7 million, respectively, or 0.93% and 1.13% of loans for each respective period-end. We had $93,000 in charge-offs for the year ended December 31, 2019 and no recoveries compared to charge-offs of $6,000 and $91,000 of recoveries for the year ended December 31, 2018.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$2,051	0.31%	$1,848	0.31%	$1,991	0.29%	$2,046	0.30%	1,994	0.31%
Multi-family	653	0.10%	483	0.08%	226	0.03%	271	0.04%	351	0.05%
Commercial	2,791	0.41%	3,854	0.65%	4,711	0.68%	3,624	0.54%	2,486	0.39%
Construction	96	0.01%	98	0.02%	140	0.02%	1,082	0.16%	1,193	0.19%
Commercial and industrial	312	0.05%	156	0.03%	677	0.10%	612	0.09%	499	0.08%
Consumer and other	1	0.00%	1	0.00%	18	0.00%	18	0.00%	18	0.00%
Reverse mortgage	37	0.01%	54	0.01%	41	0.00%	75	0.01%	16	0.00%
Mortgage warehouse	250	0.04%	229	0.04%	361	0.05%	316	0.05%	343	0.05%
Total allowance for loan losses	$6,191	0.93%	$6,723	1.13%	$8,165	1.17%	$8,044	1.19%	6,900	1.07%
________________________
(1)Loan category as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers. Deposits remained flat at $1.8 billion at December 31, 2019 compared to December 31, 2018. Noninterest bearing deposits totaled $1.3 billion (representing approximately 74.0% of total deposits) at December 31, 2019, compared to $1.6 billion (representing approximately 88.7% of total deposits) at December 31, 2018. At December 31, 2019, deposits by foreign depositors amounted to $481.5 million or 26.5% of total deposits. Total deposits increased slightly due to the issuance of $325.0 million in callable brokered certificates of deposit associated with the implementation of a hedging strategy, offset by the sale of the San Marcos branch, which reduced total deposits by $74.5 million. The decrease in noninterest bearing deposits reflect changes in deposit levels of our digital currency customers. While deposits may fluctuate in the ordinary course of business, we continue to add new digital currency customers each quarter.
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	December 31, 2019		December 31, 2018
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	60	$527	37	$618
Institutional investors	509	432	363	577
Other customers	235	286	142	274
Total	804	$1,246	542	$1,470
________________________

(1)	Total deposits may not foot due to rounding.
We segment our deposits based on their potential volatility, which drives our choices regarding the assets we fund with such deposits. Deposits attributable to digital currency exchange and investor funds have the highest potential volatility. We invest these funds primarily in interest earning deposits in other banks and adjustable rate securities available-for-sale.
Our cost of total deposits and our cost of funds was 0.43% and 0.54%, respectively, for the year ended December 31, 2019 as compared to 0.10% and 0.17%, respectively, for the year ended December 31, 2018. The increase in the weighted average cost of deposits compared to the prior period was driven by the addition of new callable brokered certificates of deposit associated with a hedging strategy, as discussed in “Financial Condition—Securities” above. For the year ended December 31, 2019, the hedging strategy increased the cost of deposits by 36 basis points due to the funding of the strategy with callable brokered certificates of deposit.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$1,445,232	—	$1,554,852	—	$503,480	—
Interest bearing accounts:
Interest bearing demand accounts	49,052	0.14%	53,627	0.14%	27,117	0.16%
Money market and savings accounts	90,551	0.87%	146,055	0.59%	277,615	0.67%
Certificates of deposit:
Brokered certificates of deposit	187,966	3.54%	—	—	48,034	1.32%
Other	13,026	1.49%	58,901	1.45%	129,325	1.39%
Total interest bearing deposits	340,595	2.26%	258,583	0.69%	482,091	0.90%
Total deposits	$1,785,827	0.43%	$1,813,435	0.10%	$985,571	0.44%
The following table presents the maturities of our certificates of deposit as of December 31, 2019:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$311	$111	$370	$634	$1,426
Less than $100,000	260	131	16	322,655	323,062
Total	$571	$242	$386	$323,289	$324,488
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2019, approximately $875.9 million in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2019, we had $554.6 million in available borrowing capacity from the FHLB. At December 31, 2019, we had $49.0 million in outstanding FHLB advances.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Year Ended December 31,
	2019	2018	2017

	(Dollars in thousands)
Amount outstanding at period-end	$49,000	—	$15,000
Weighted average interest rate at period-end	1.66	—	1.37%
Maximum month-end balance during the period	$218,000	$15,000	$165,000
Average balance outstanding during the period	$28,205	$1,274	$65,452
Weighted average interest rate during the period	1.94%	1.49%	1.17%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $7.5 million as of December 31, 2019. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of December 31, 2019.
The Company has also issued subordinated debentures, obtained a term loan, entered into repurchase agreements and purchased federal funds. At December 31, 2019, these borrowings amounted to $19.5 million.
Notes Payable. On January 29, 2016, the Company obtained a term loan from a commercial bank with a single principal advance of $8.0 million due to mature on January 29, 2021. Loan interest and principal is payable quarterly commencing April 2016 and accrues interest at an annual rate equal to 2.60% plus the greater of zero percent and the one-month LIBOR rate. As of December 31, 2019, the one-month LIBOR rate was 1.76%. The proceeds were used to redeem preferred stock and can be prepaid at any time. The outstanding principal at December 31, 2019 was $3.7 million. Annual principal payments on outstanding borrowings are $1.1 million in 2020 and $2.6 million in 2021.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At December 31, 2019, the interest rate for the Company’s next scheduled payment was 5.94%, based on six-month LIBOR of 2.19%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At December 31, 2019, the interest rate for the Company’s next scheduled payment was 3.74%, based on three-month LIBOR of 1.89%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At December 31, 2019, the Company had no outstanding balance of repurchase agreements or federal funds purchased and had available lines of credit of $32.0 million with other correspondent banks.
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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. As of December 31, 2019, we had $554.6 million of available borrowing capacity from the FHLB, $7.5 million of available borrowing capacity from the FRB and available lines of credit of $32.0 million with other correspondent banks. Cash and cash equivalents at December 31, 2019 were $133.6 million. At December 31, 2019, the Company had $49.0 million in outstanding FHLB advances and no borrowings outstanding with the FRB. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $39.8 million to $231.0 million at December 31, 2019 compared to $191.2 million at December 31, 2018. The increase in shareholders’ equity was primarily due to net income for the year ended December 31, 2019, which amounted to $24.8 million, an increase in accumulated other comprehensive income of $8.5 million and an increase of $6.5 million in connection with our IPO. The increase in accumulated other comprehensive income was primarily due to unrealized gains in the securities purchased in connection with the Bank’s hedging strategy.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule currently applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $3 billion. The Company has total consolidated assets of less than $3 billion and is currently exempt from the consolidated capital requirements.
As of December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (assuming minimum capital adequacy ratios were applicable to the Company) and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2018
The Company
Tier 1 leverage ratio	$208,807	9.00%	$92,812	4.00%	N/A	N/A
Common equity tier 1 capital ratio	193,307	23.10%	37,650	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	208,807	24.96%	50,200	6.00%	N/A	N/A
Total risk-based capital ratio	215,638	25.77%	66,933	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	197,175	8.51%	92,637	4.00%	115,796	5.00%
Common equity tier 1 capital ratio	197,175	23.68%	37,472	4.50%	54,127	6.50%
Tier 1 risk-based capital ratio	197,175	23.68%	49,963	6.00%	66,618	8.00%
Total risk-based capital ratio	204,006	24.50%	66,618	8.00%	83,272	10.00%
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2019.

CONTRACTUAL OBLIGATIONS

	Due in 1 Year or Less	Due After 1 Through 3 Years	Due After 3 Through 5 Years	Due After 5 Years	Total

	(Dollars in thousands)
As of December 31, 2019
FHLB advances	$49,000	$—	$—	$—	$49,000
Notes payable	1,143	2,571	—	—	3,714
Subordinated debt	—	—	—	15,816	15,816
Operating leases	1,676	3,511	26	—	5,213
Certificates of deposit $100,000 or more	792	634	—	—	1,426
Certificates of deposit less than $100,000	407	249	274,797	47,609	323,062
Total	$53,018	$6,965	$274,823	$63,425	$398,231
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
Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

CREDIT EXTENSION COMMITMENTS

	As of December 31,
	2019	2018	2017

	(Dollars in thousands)
Unfunded lines of credit	$47,433	$71,398	$58,180
Letters of credit	655	10	278
Total credit extension commitments	$48,088	$71,408	$58,458
Unfunded lines of credit represent unused credit facilities to our current borrowers that represent no change in credit risk that exist in our portfolio. Lines of credit generally have variable interest rates. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our policies generally require that letter of credit arrangements contain security and debt covenants like those contained in loan agreements and our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.
We minimize our exposure to loss under letters of credit and credit commitments by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments. The effect on our revenue, expenses, cash flows and liquidity of the unused portions of these letters of credit commitments cannot be precisely predicted because there is no guarantee that the lines of credit will be used.
Commitments to extend credit are agreements to lend funds to a customer, if there is no violation of any condition established in the contract, for a specific purpose. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit is based on management’s credit evaluation of the customer.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Accounting policies, as described in detail in the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.
See “Note 1—Nature of Business and Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loans that are deemed to be uncollectible are charged off and deducted from the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are credited to the allowance for loan losses. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.
The general component covers loans that are collectively evaluated for impairment and loans that are not individually identified for impairment evaluation. The general component is based on historical loss experience adjusted for current factors and includes actual loss history experienced for the preceding rolling twelve year period or less, if twelve years of data is not available. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels and trends in delinquencies and impaired loans (including TDRs); levels and trends in charge-offs and recoveries, trends in volumes and terms of loans; migration of loans to the classification of special mention, substandard, or doubtful; effects of any change in risk selection and underwriting standards; other changes in lending policies and procedures; national and local economic trends and conditions; and effects of changes in credit concentrations.
Management estimates the allowance balance required using past loan loss experience, current economic conditions, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Amounts are charged off when available information confirms that specific loans, or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each group of loans. Management groups loans into different categories based on loan type to determine the appropriate allowance for each loan group.
A loan is considered impaired when full payment under the loan terms is not expected. Impairment is evaluated on an individual loan basis for all loans that meet the criteria for specifically evaluated impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net of the present value of estimated future cash flows using the loan’s original effective rate or at the fair value of collateral less estimated costs to sell if repayment is expected solely from the collateral. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Large groups of smaller-balance homogeneous loans such as residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management considered the significance of payment delays on a case by case basis, taking into consideration all the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to principal and interest owed.
Loans are reported as TDRs when the Company grants concessions to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. TDRs are individually evaluated for impairment and included in separately identified impairment disclosures. TDRs are measured at the present value of estimated cash flows using the loan’s effective rate at inception. If a TDR is determined to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determined the amount of the allowance on the loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience related to TDRs, including the performance of TDRs that subsequently defaulted, into the allowance calculation by loan portfolio segment.
Fair Value Measurement. The Company measures and presents fair values in accordance with FASB ASC Topic 820, Fair Value Measurement, that defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. This standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.
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
Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2—Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3—Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax amounts attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, computed using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our Asset Liability Management Policy sets forth guidelines for effective funds management and establishes an approach for measuring and monitoring our net interest rate sensitivity.
Interest rate risk is the probability of an increase or decline in the value of an asset or liability due to fluctuations in interest rates. These fluctuations have an impact on both the level of interest income and interest expense as well as the market value of all interest earning assets and liabilities. The objective is to measure the impact that different interest rate scenarios have on net interest income and ensure that the results are within policy limits while maximizing income. The results can be reflected as an increase or decrease of future net interest income or an increase or decrease of current fair market value.
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
Exposure to interest rate risk is managed by the Bank’s Asset Liability Management Committee in accordance with policies approved by the board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital under the current interest rate outlook, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk that include an analysis of relationships between interest earning assets and interest-bearing liabilities as well as utilizing an interest rate simulation model where various rate scenarios can be analyzed.
The following table indicates that, for periods less than one year, rate-sensitive assets exceed rate-sensitive liabilities, resulting in an asset-sensitive position. For a bank with an asset-sensitive position, or positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect. Due to our asset sensitive position, we have implemented a hedge strategy to reduce our interest rate risk exposure in a declining rate environment. For a discussion of our hedging strategy, see “Item 1. Business—Financial Condition—Securities.”

INTEREST SENSITIVITY GAP

	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non -Sensitive	Total

	(Dollars in thousands)
December 31, 2019
Assets
Interest earning assets
Loans(1)	$457,651	$42,956	$163,730	$664,337	$382,398	$1,046,735
Securities(2)	483,149	1,415	17,648	502,212	405,818	908,030
Interest earning deposits in other banks	132,025	—	—	132,025	—	132,025
Total earning assets	$1,072,825	$44,371	$181,378	$1,298,574	$788,216	$2,086,790
Liabilities
Interest bearing liabilities
Interest bearing deposits	$146,423	$—	$—	$146,423	$76	$146,499
Certificates of deposit	497	74	628	1,199	323,289	324,488
Total interest bearing deposits	146,920	74	628	147,622	323,365	470,987
FHLB advances	49,000	—	—	49,000	—	49,000
Total interest bearing liabilities	$195,920	$74	$628	$196,622	$323,365	$519,987
Period gap	$876,905	$44,297	$180,750	$1,101,952	$464,851	$1,566,803
Cumulative gap	$876,905	$921,202	$1,101,952	$1,101,952	$1,566,803
Ratio of cumulative gap to total earning assets	42.02%	44.14%	52.81%	52.81%	75.08%
________________________

(1)	Includes loans held-for-sale.

(2)	Includes FHLB and FRB stock.
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
The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2019:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2019	(5.15)%	0.00%	10.12%	23.04%	35.16%
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
The following table illustrates the results of our EVE analysis as of December 31, 2019.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2019	(4.71)%	0.00%	5.39%	11.10%	14.84%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Silvergate Capital Corporation
La Jolla, California

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Silvergate Capital Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2015.

Atlanta, Georgia
March 10, 2020

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$1,579	$4,177
Interest earning deposits in other banks	132,025	670,243
Cash and cash equivalents	133,604	674,420
Securities available-for-sale, at fair value	897,766	357,178
Securities held-to-maturity, at amortized cost (fair value of $72 as of December 31, 2018)	—	73
Loans held-for-sale, at lower of cost or fair value	375,922	350,636
Loans held-for-investment, net of allowance for loan losses of $6,191 and $6,723 at December 31, 2019 and 2018, respectively	664,622	592,781
Federal home loan and federal reserve bank stock, at cost	10,264	9,660
Accrued interest receivable	5,950	5,770
Other real estate owned, net	128	31
Premises and equipment, net	3,259	3,656
Operating lease right-of-use assets	4,571	—
Derivative assets	23,440	999
Low income housing tax credit investment	954	1,044
Deferred tax assets	—	3,329
Other assets	7,647	4,741
Total assets	$2,128,127	$2,004,318
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$1,343,667	$1,525,922
Interest bearing accounts	470,987	152,911
Deposits held-for-sale	—	104,172
Total deposits	1,814,654	1,783,005
Federal home loan bank advances	49,000	—
Notes payable	3,714	4,857
Subordinated debentures, net	15,816	15,802
Operating lease liabilities	4,881	—
Accrued expenses and other liabilities	9,026	9,408
Total liabilities	1,897,091	1,813,072
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 17,775 and 16,629 shares issued and outstanding at December 31, 2019 and 2018, respectively	178	166
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 893 and 1,190 shares issued and outstanding at December 31, 2019 and 2018, respectively	9	12
Additional paid-in capital	132,138	125,665
Retained earnings	92,310	67,464
Accumulated other comprehensive income (loss)	6,401	(2,061)
Total shareholders’ equity	231,036	191,246
Total liabilities and shareholders’ equity	$2,128,127	$2,004,318
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018
Interest income
Loans, including fees	$51,445	$48,100
Securities	20,161	7,332
Other interest earning assets	8,723	16,606
Dividends and other	706	714
Total interest income	81,035	72,752
Interest expense
Deposits	7,713	1,787
Federal home loan bank advances	546	19
Notes payable and other	747	408
Subordinated debentures	1,072	915
Total interest expense	10,078	3,129
Net interest income before provision for loan losses	70,957	69,623
Reversal of provision for loan losses	(439)	(1,527)
Net interest income after provision for loan losses	71,396	71,150
Noninterest income
Mortgage warehouse fee income	1,473	1,505
Service fees related to off-balance sheet deposits	1,637	2,422
Deposit related fees	5,302	2,435
Gain on sale of loans, net	828	711
Gain on sale of securities, net	724	—
Gain on sale of branch, net	5,509	—
Other income	281	490
Total noninterest income	15,754	7,563
Noninterest expense
Salaries and employee benefits	33,897	29,898
Occupancy and equipment	3,638	3,091
Communications and data processing	4,607	3,088
Professional services	4,605	6,050
Federal deposit insurance	415	1,230
Correspondent bank charges	1,191	1,163
Other loan expense	412	419
Other real estate owned expense	170	27
Other general and administrative	3,543	3,348
Total noninterest expense	52,478	48,314
Income before income taxes	34,672	30,399
Income tax expense	9,826	8,066
Net income	$24,846	$22,333
Basic earnings per share	$1.38	$1.35
Diluted earnings per share	$1.35	$1.31
Weighted average shares outstanding:
Basic	17,957	16,543
Diluted	18,385	17,023
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2019	2018
Net income	$24,846	$22,333
Other comprehensive income (loss):
Change in net unrealized gain (loss) on available-for-sale securities	8,928	(1,441)
Less: Reclassification adjustment for net gains included in net income	(724)	—
Income tax effect	(2,348)	412
Unrealized gain (loss) on available-for-sale securities, net of tax	5,856	(1,029)
Change in net unrealized gain on derivative assets	3,653	271
Income tax effect	(1,047)	(86)
Unrealized gain on derivative instruments, net of tax	2,606	185
Other comprehensive income (loss)	8,462	(844)
Total comprehensive income	$33,308	$21,489
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	6,189,206	$62	3,035,004	$30	$29,794	$45,131	$(1,217)	$73,800
Total comprehensive income, net of tax	—	—	—	—	—	22,333	(844)	21,489
Net proceeds from stock issuance	9,500,000	95	—	—	107,789	—	—	107,884
Repurchase of common stock	(317,050)	(3)	(680,456)	(7)	(11,361)	—	—	(11,371)
Conversion of Class B common stock to Class A common stock	1,165,000	11	(1,165,000)	(11)	—	—	—	—
Stock-based compensation	—	—	—	—	112	—	—	112
Exercise of stock options, net of shares withheld for employee taxes	91,785	1	—	—	(669)	—	—	(668)
Balance at December 31, 2018	16,628,941	166	1,189,548	12	125,665	67,464	(2,061)	191,246
Total comprehensive income, net of tax	—	—	—	—	—	24,846	8,462	33,308
Net proceeds from stock issuance	824,605	8	—	—	6,454	—	—	6,462
Conversion of Class B common stock to Class A common stock	296,712	3	(296,712)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	177	—	—	177
Exercise of stock options, net of shares withheld for employee taxes	24,902	1	—	—	(158)	—	—	(157)
Balance at December 31, 2019	17,775,160	$178	892,836	$9	$132,138	$92,310	$6,401	$231,036
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$24,846	$22,333
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,673	1,178
Amortization of securities premiums and discounts, net	1,993	385
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	938	(483)
Stock-based compensation	177	112
Deferred income tax expense (benefit)	359	(154)
Reversal of provision for loan losses	(439)	(1,527)
Gain on sale of loans, net	(828)	(711)
Gain on sale of securities, net	(724)	—
Originations/purchases of loans held-for-sale	(3,424,898)	(2,732,900)
Proceeds from sales of loans held-for-sale	3,277,954	2,708,161
Gain on sale of branch, net	(5,509)	—
Other, net	1,147	(67)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,223)	(2,361)
Accrued expenses and other liabilities	(3,328)	2,967
Net cash used in operating activities	(126,862)	(3,067)
Cash flows from investing activities
Purchases of securities available-for-sale	(600,657)	(185,980)
Proceeds from sale of securities available-for-sale	42,005	—
Proceeds from paydowns and maturities of securities available-for-sale	24,316	18,217
Loan originations/purchases and payments, net	(130,119)	(58,195)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	64,416	21,867
Purchase of federal home loan and federal reserve bank stock, net	(603)	(2,308)
Proceeds from sale of other real estate owned	125	2,390
Purchase of premises and equipment	(1,213)	(2,664)
Proceeds from sale of branch, net of cash	47,390	—
Purchases of derivative contracts, net of proceeds	(20,165)	—
Other, net	4	40
Net cash used in investing activities	(574,501)	(206,633)
Cash flows from financing activities
Net change in noninterest bearing deposits	(195,503)	117,659
Net change in interest bearing deposits	301,603	(109,800)
Net change in federal home loan bank advances	49,000	(15,000)
Payments made on notes payable	(1,143)	(1,143)
Proceeds from common stock issuance, net	6,462	107,884
Repurchase of common stock	—	(11,371)
Proceeds from stock option exercise	—	119
Taxes paid related to net share settlement of equity awards	(157)	(787)
Other, net	285	(1,109)
Net cash provided by financing activities	160,547	86,452
Net decrease in cash and cash equivalents	(540,816)	(123,248)
Cash and cash equivalents, beginning of year	674,420	797,668
Cash and cash equivalents, end of year	$133,604	$674,420
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Year Ended December 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$9,969	$3,125
Income taxes paid	8,462	8,705
Supplemental noncash disclosures:
Loans held-for-investment transferred to loans held-for-sale	$71,713	$157,163
Loans held-for-sale transferred to loans held-for-investment	14,313	—
Loans transferred to other real estate owned	403	65
Right-of-use assets obtained in exchange for new operating lease liabilities	6,599	—
Deposits transferred to held-for-sale	—	104,172
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. The Bank’s primary market is California, but it purchases and originates loans and solicits deposits throughout the Unites States. The lending of the Bank is concentrated in two primary niches: single-family residential real estate and commercial real estate (including multi-family residential properties). In the past, the Bank has also purchased reverse mortgage loans to individuals and has been approved by the Federal Housing Administration (“FHA”) to participate in its administered programs. In mid-2014, the Bank ceased purchases of reverse mortgage loans and, began selling its remaining loans in the secondary market.
On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. The Company completed the sale in March 2019, which included the reduction of $115.4 million in loans and $74.5 million in deposits and resulted in a pre-tax gain on sale of $5.5 million.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting policies of the Company are based upon Generally Accepted Accounting Principles (“GAAP”) and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
Reclassifications
Certain immaterial reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
Cash equivalents consist of federal funds sold and other short-term investments with original maturities of three months or less. The Company maintains amounts due from Banks which exceed federally insured limits. The Company has not experienced any losses in such accounts. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and fed funds sold.
Securities
Management determines the appropriate classification of securities at the time of purchase. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value, with unrealized gains or losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity in accumulated other comprehensive income. Interest income is recognized under the interest method and includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the level-yield method, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Realized gains or losses on the sale of securities are determined using the specific identification method and are recorded on trade date. Securities classified as available-for-sale include securities that management intends to use as part of its asset / liability management strategy and may be sold to provide liquidity in response to changes in interest rates, prepayment risk, or other related factors. Securities classified as held-to-maturity are carried at amortized cost when management has the positive intent to hold the securities to maturity.
Management evaluates securities for other than temporary impairment (OTTI) on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. Management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as: current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends, the quality of any credit enhancement and the value of any underlying collateral.
For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date is recognized in earnings.
For impaired securities that are not intended for sale and will not be required to be sold prior to recovery of the Company’s amortized cost basis, the Company determines if the impairment has a credit loss component. For both held-to-maturity and available-for-sale securities, if there is no credit loss, no further action is required. For both held-to-maturity and available-for-sale securities, if the amount or timing of cash flows expected to be collected are less than those at the last reporting date, an other-than-temporary impairment shall be considered to have occurred and the credit loss component is recognized in earnings as the present value of the change in expected future cash flows. In determining the present value of the expected cash flows the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of purchase. The remaining difference between the security’s fair value and the amortized basis is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.
Loans Held-for-investment
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees, unamortized premiums and discounts and an allowance for loan loss. Interest on loans is accrued using the effective interest method based on principal amounts outstanding.
Nonrefundable loan fees and certain direct costs associated with the origination of loans are deferred and recognized as an adjustment to interest income over the contractual life of the loans using the level yield method, without anticipating prepayments, or straight lined for loans with revolving features such as construction loans or lines of credit. The accretion of loan fees and costs is discontinued on nonaccrual loans.
In addition to originating loans, the Company purchases individual loans and groups of loans. For those purchased loans that management intends to hold for the foreseeable future or until maturity, the purchase premiums and discounts are amortized or accreted using the effective interest method over the remaining contractual life of the loan or straight-lined to their estimated termination for loans with revolving features such as reverse mortgages.
Nonaccrual Loans
Loans are placed on nonaccrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of the principal or interest is considered doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loans that are deemed to be uncollectible are charged off and deducted from the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are credited to the allowance for loan losses. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.
The general component covers loans that are collectively evaluated for impairment and loans that are not individually identified for impairment evaluation. The general component is based on historical loss experience adjusted for current factors and includes actual loss history experienced for the preceding rolling twelve year period or less, if twelve years of data is not available. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels and trends in delinquencies and impaired loans (including TDRs); levels and trends in charge-offs and recoveries, trends in volumes and terms of loans; migration of loans to the classification of special mention, substandard, or doubtful; effects of any change in risk selection and underwriting standards; other changes in lending policies and procedures; national and local economic trends and conditions; and effects of changes in credit concentrations.
Management estimates the allowance balance required using past loan loss experience, current economic conditions, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Amounts are charged off when available information confirms that specific loans, or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each group of loans. Management groups loans into different categories based on loan type to determine the appropriate allowance for each loan group.
A loan is considered impaired when full payment under the loan terms is not expected. Impairment is evaluated on an individual loan basis for all loans that meet the criteria for specifically evaluated impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net of the present value of estimated future cash flows using the loan’s original effective rate or at the fair value of collateral less estimated costs to sell if repayment is expected solely from the collateral. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Large groups of smaller-balance homogeneous loans such as residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management considered the significance of payment delays on a case by case basis, taking into consideration all the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to principal and interest owed.
Loans are reported as TDRs when the Company grants concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. TDRs are individually evaluated for impairment and included in separately identified impairment disclosures. TDRs are measured at the present value of estimated cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determined the amount of the allowance on the loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience related to TDRs, including the performance of TDRs that subsequently defaulted, into the allowance calculation by loan portfolio segment.
Loans Held-for-sale
Certain loans originated or acquired and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, as determined by outstanding commitments from investors. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in noninterest income.
Transfers of loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control through an agreement to purchase them before their maturity.
In the event of a breach of representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, the Company has no obligation to repurchase the loan or indemnify the investor against loss. In cases where the Company repurchases loans, it bears the subsequent credit loss on the loans. Repurchased loans are classified as held-for-sale and are initially recorded at fair value until disposition. The Company seeks to manage the risk of repurchase and associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock
The Bank is a member of the FHLB of San Francisco and the FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Investments in nonmarketable equity securities, such as FHLB stock and FRB stock, are recorded at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Other Real Estate Owned
Real estate acquired through or in lieu of loan foreclosure is initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. If fair value declines subsequent to acquisition, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Depreciation of equipment, furniture, and automobiles is charged to operating expense over the estimated useful lives of the assets on a straight-line basis. The estimated useful lives of equipment, furniture, and automobiles range from three to ten years. Software is stated at cost less accumulated amortization. Amortization of software is computed on a straight-line basis over the estimated useful life of the software, and this period is typically three to five years.
Loan Commitments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Derivative Financial Instruments
At inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intention and belief as the likely effectiveness as a hedge. These three types are (1) a hedge of fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand alone derivative”). For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects the earnings. The changes in fair value of derivatives that do not qualify for hedge accounting are reported in current earnings, as noninterest income.
Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the item being hedged.
The Company formally documents the relationship between the derivative and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting the changes in fair values or cash flows of the hedged items. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statement of financial condition under a systematic and rational method over the life of the hedging instrument and is presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.

The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in fair values or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
Low Income Housing Tax Credit Investment
The Company has invested in a limited partnership that was formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout California. The investment is accounted for using the equity method of accounting. The partnership must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. At December 31, 2019 and 2018, the balance of the investment for qualified housing projects was $1.0 million.
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded in equity as a reduction from the proceeds of the offering. Should the equity financing for which those costs relate no longer be considered probable of being consummated, all deferred offering costs will be charged to operating expenses in the statement of operations. As of December 31, 2018, the Company had recorded $1.5 million of deferred offering costs within other assets in the accompanying consolidated statement of financial condition. The Company completed its Initial Public Offering (“IPO”) and these costs were recorded in equity as a reduction to the gross proceeds in conjunction with the Company’s IPO on November 7, 2019. See “Note 18—Shareholders’ Equity” for more information.
Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax amounts attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, computed using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
The Company accounts for uncertainty in tax positions taken or expected to be taken on a tax return in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties, if any, related to uncertain tax positions are recorded as part of income tax expense.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, that generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant date fair value of those awards. Compensation cost is recognized for awards issued to employees based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.
Fair Value Measurement
The Company measures and presents fair values in accordance with FASB ASC Topic 820, Fair Value Measurement, that defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. This standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.
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
Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2—Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3—Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
See “Note 16—Fair Value” for more information and disclosures relating to the Company’s fair value measurements.
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which establishes a single framework for recognizing revenue from contracts with customers that fall within its scope. The core principle of the guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of the Company's revenues are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and derivatives and investment securities, as these activities are subject to other applicable GAAP. Revenue streams within the scope of and accounted under ASC 606 include service charges and fees on deposit accounts, fees from other services the Company provides its customers, and gains and losses from the sale of other real estate owned and property, premises and equipment. These revenue streams are presented in the Company's consolidated statements of operations as components of noninterest income.
Service charges on deposit accounts and other service fee income consist of periodic service charges on deposit accounts and transaction based fees such as those related to wire transfer fees, ACH fees, stop payment fees, insufficient funds fees and mortgage warehouse fees. Performance obligations for periodic service charges are typically short-term in nature, can be canceled anytime by the customer or the Company and are generally satisfied over a monthly period, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligation beyond the completion of the service or transaction. Periodic service charges are generally collected directly from a customer’s deposit account on a monthly basis, at the end of a statement cycle, while transaction-based service charges are typically collected and earned at the time of or soon after the service is performed.
Other revenue streams that may be applicable to the Company include gains and losses from the sale of non-financial assets such as other real estate owned and property, premises and equipment. The Company accounts for these revenue streams in accordance with ASC 610-20, which requires the Company to refer to guidance in ASC 606 in the application of certain measurement and recognition concepts. The Company records gains and losses on the sale of non-financial assets when control of the asset has been surrendered to the buyer, which generally occurs at a specific point in time.
Operating Segments
While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding and any dilutive common equivalent shares resulting from stock options or awards.
Comprehensive Income
The Company presents comprehensive income in accordance with FASB ASC Topic 220, Comprehensive Income, that requires the disclosure of comprehensive income (loss) and its components. Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the change in the fair value of cash flow hedges, net of deferred tax effects, which are also recognized as a separate component of equity.

Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (or “ASU”) 2016-02, Leases (Topic 842). This guidance amended existing guidance that requires lessees recognize the following for all leases at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease equal to the present value of lease payments; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term, based upon the amount of the lease liability. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. In July 2018 the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topics 842) Targeted Improvements, that updated narrow aspects of ASU 2016-02, include an additional transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and a practical expedient for lessors. These amendments were effective for fiscal years beginning after December 15, 2018. The Company has operating leases for its headquarters and bank branches that fall under Topic 842. The Company elected certain practical expedients upon transition, including retaining the lease classification for any leases that existed prior to adoption of the standard, the transition method with the application date at the beginning of the adoption period, which was January 1, 2019, elected to separate non-lease components and not to recognize short term leases. The impact of the adoption was an increase in assets and liabilities of approximately $5.5 million on its consolidated statement of financial condition. See “Note 5—Premises and Equipment, Net—Operating Leases” for more information.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU requires that implementation costs incurred by customers in a cloud computing arrangement be deferred and recognized over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider, if those costs would have been capitalized in a software licensing arrangement under the internal-use software guidance under ASC 350-40. For public business entities, amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the guidance prospectively as of January 1, 2019. During the year ended December 31, 2019 the Company deferred approximately $2.0 million under the new guidance.
Recently Issued Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, such as the Company to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively and for existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company operationalized an initial CECL model during the second quarter of 2019, and plans to run the preliminary CECL model alongside the existing incurred loss methodology until the date of adoption. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures and whether or not to early adopt the guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company will adopt this guidance in the first quarter of 2020 and update its disclosures accordingly.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$769	$32	$—	$801
Government agency collateralized mortgage obligation	242,203	552	(837)	241,918
Private-label collateralized mortgage obligation	26,346	352	(198)	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	364,719	12,474	(177)	377,016
Asset backed securities:
Government sponsored student loan pools	258,022	—	(6,491)	251,531
	$892,059	$13,410	$(7,703)	$897,766

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2018
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$932	$25	$—	$957
Government agency collateralized mortgage obligation	50,888	37	(625)	50,300
Private-label collateralized mortgage obligation	23,988	64	(107)	23,945
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	23,817	—	(1,065)	22,752
Asset backed securities:
Government sponsored student loan pools	260,050	188	(1,014)	259,224
	$359,675	$314	$(2,811)	$357,178

There were no held-to-maturity securities as of December 31, 2019. The amortized cost, unrealized gains and losses, and fair value of securities held-to-maturity at the date indicated are as follows:

	Held-to-maturity securities
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

	(Dollars in thousands)
December 31, 2018
Collateralized mortgage obligation	$73	$—	$(1)	$72

At December 31, 2019 and 2018, the Company had no private-label held-to-maturity collateralized mortgage obligations.
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of December 31, 2019 and 2018.
At December 31, 2019, the total fair value of securities issued by six individual issuers, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $346.0 million.
Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	$143,633	$(785)	$15,794	$(52)	$159,427	$(837)
Private-label collateralized mortgage obligation	59	(1)	15,168	(197)	15,227	(198)
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	13,142	(177)	—	—	13,142	(177)
Asset backed securities:
Government sponsored student loan pools	62,938	(1,317)	188,593	(5,174)	251,531	(6,491)
	$219,772	$(2,280)	$219,555	$(5,423)	$439,327	$(7,703)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2018
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	$9,952	$(58)	$29,450	$(567)	$39,402	$(625)
Private-label collateralized mortgage obligation	19,061	(80)	1,703	(27)	20,764	(107)
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	22,752	(1,065)	22,752	(1,065)
Asset backed securities:
Government sponsored student loan pools	219,169	(1,014)	—	—	219,169	(1,014)
	$248,182	$(1,152)	$53,905	$(1,659)	$302,087	$(2,811)

As indicated in the tables above, as of December 31, 2019, the Company’s investment securities had gross unrealized losses totaling approximately $7.7 million, compared to approximately $2.8 million at December 31, 2018. The Company analyzed all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. In addition, the Company has contracted with third party companies to perform independent cash flow analyses of its securities portfolio as needed. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at December 31, 2019 or December 31, 2018. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of December 31, 2019, the Company had 33 securities whose estimated fair value declined 1.72% from the Company’s amortized cost; at December 31, 2018, the Company had 32 securities whose estimated fair value declined 0.92% from the Company’s amortized cost. The unrealized losses relate principally to the general change in market interest rates since the purchase dates and such unrecognized losses will continue to vary with general market interest rate fluctuations in the future. Fair values are expected to recover as the securities approach their respective maturity dates and management believes it is not more likely than not it will be required to sell before recovery of the amortized cost basis.
For the year ended December 31, 2019 the Company received $42.0 million in proceeds, recognized $0.9 million in gains and $0.2 million in losses on sales of available for sale securities. The tax expense related to the net realized gains and losses were $0.2 million for the year ended December 31, 2019. There were no sales and calls of securities during the year ended December 31, 2018. There were no credit losses recognized in earnings for the year ended December 31, 2019 and 2018.
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
Reverse mortgage. From 2012 to 2014, the Company purchased home equity conversion mortgage (“HECM”) loans (also known as reverse mortgage loans) which are a special type of home loan, for homeowners aged 62 years or older, that requires no monthly mortgage payments. Reverse mortgage loan insurance is provided by the U. S. Federal Housing Administration through the HECM program which protects lenders from losses due to non-repayment of the loans. In mid-2014, the Bank ceased purchases of reverse mortgage loans and, began selling its remaining loans in the secondary market.
Mortgage warehouse. The Company’s warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. The Company’s risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guaranties or additional monies pledged to the Company as security, the short holding period of funded loans on the Company’s balance sheet. In addition, the loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. The Company sold approximately $151.3 million and $165.1 million loans to participants during the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, gross warehouse loans were approximately $405.0 million and $252.6 million, respectively.
A summary of loans as of the periods presented are as follows:

	December 31,
	2019	2018

	(Dollars in thousands)
Real estate loans:
One-to-four family	$193,367	$190,885
Multi-family	81,233	40,584
Commercial	331,052	309,655
Construction	7,213	3,847
Commercial and industrial	14,440	8,586
Consumer and other	122	150
Reverse mortgage	1,415	1,742
Mortgage warehouse	39,247	41,586
Total gross loans held-for-investment	668,089	597,035
Deferred fees, net	2,724	2,469
Total loans held-for-investment	670,813	599,504
Allowance for loan losses	(6,191)	(6,723)
Total loans held-for-investment, net	$664,622	$592,781
Total loans held-for-sale(1)	$375,922	$350,636
________________________

(1)
Loans held-for-sale included $365.8 million, and $211.0 million of mortgage warehouse loans at December 31, 2019 and 2018, respectively. At December 31, 2018, loans held-for-sale also included $125.2 million of business loans that were sold in March 2019, discussed in “Note 1—Nature of Business and Summary of Significant Accounting Policies”.

At December 31, 2019 and 2018, approximately $614.3 million and $546.7 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California (64.8% and 69.7% as of December 31, 2019 and 2018, respectively) and Arizona (10.2% and 7.3% as of December 31, 2019 and 2018, respectively) with no other state greater than 5%. The Company attempts to address and mitigate concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics. While management believes that the collateral presently securing its portfolio and the recorded allowance for loan losses are adequate to absorb potential losses, there can be no assurances that significant deterioration in the California, Florida and Arizona real estate markets would not expose the Company to significantly greater credit risk.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.2 million and $2.1 million and deferred fees totaled approximately $2.7 million and $2.5 million at December 31, 2019 and 2018, respectively.
Allowance for Loan Losses
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Year Ended December 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2018	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Charge-offs	(93)	—	—	—	—	—	—	—	(93)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	296	170	(1,063)	(2)	156	—	(17)	21	(439)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191

	December 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$10	$—	$—	$—	$—	$—	$29	$—	$39
General portfolio allocation	2,041	653	2,791	96	312	1	8	250	6,152
Total allowance for loan losses	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Loans evaluated for impairment:
Specifically evaluated	$4,222	$—	$7,353	$—	$2,714	$—	$848	$—	$15,137
Collectively evaluated	189,145	81,233	323,699	7,213	11,726	122	567	39,247	652,952
Total gross loans held-for-investment	$193,367	$81,233	$331,052	$7,213	$14,440	$122	$1,415	$39,247	$668,089

	Year Ended December 31, 2018
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2017	$1,991	$226	$4,711	$140	$677	$18	$41	$361	$8,165
Charge-offs	(6)	—	—	—	—	—	—	—	(6)
Recoveries	10	—	—	—	80	—	1	—	91
Provision for loan losses	(147)	257	(857)	(42)	(601)	(17)	12	(132)	(1,527)
Balance, December 31, 2018	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723

	December 31, 2018
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$47	$—	$47
General portfolio allocation	1,848	483	3,854	98	156	1	7	229	6,676
Total allowance for loan losses	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Loans evaluated for impairment:
Specifically evaluated	$3,342	$—	$7,946	$—	$3,596	$—	$1,223	$—	$16,107
Collectively evaluated	187,543	40,584	301,709	3,847	4,990	150	519	41,586	580,928
Total gross loans held-for-investment	$190,885	$40,584	$309,655	$3,847	$8,586	$150	$1,742	$41,586	$597,035

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,792	$4,156	$—	$4,071	$234
Commercial	7,632	7,353	—	7,685	365
Commercial and industrial	2,929	2,714	—	2,595	261
Reverse mortgage	510	511	—	728	—
	15,863	14,734	—	15,079	860
With an allowance recorded:
Real estate loans:
One-to-four family	66	66	10	24	6
Reverse mortgage	337	337	29	355	—
	403	403	39	379	6
Total impaired loans	$16,266	$15,137	$39	$15,458	$866

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,739	$3,318	$—	$3,575	$80
Commercial	8,266	7,946	—	9,303	439
Commercial and industrial	3,754	3,596	—	2,845	276
Reverse mortgage	846	797	—	1,110	—
	16,605	15,657	—	16,833	795
With an allowance recorded:
Real estate loans:
One-to-four family	24	24	—	26	2
Commercial	—	—	—	1,134	—
Reverse mortgage	454	426	47	363	—
	478	450	47	1,523	2
Total impaired loans	$17,083	$16,107	$47	$18,356	$797

For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs. Cash basis interest income is not materially different than interest income recognized.
Nonaccrual and Past Due Loans
Nonperforming loans include individually evaluated impaired loans. Nonperforming loans consist of loans on nonaccrual status for which the accrual of interest has been discontinued and loans 90 days or more past due and still accruing interest.
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,573	$96	$3,302	$6,971	$186,396	$193,367	$3,963	$—
Multi-family	—	—	—	—	81,233	81,233	—	—
Commercial	—	—	—	—	331,052	331,052	—	—
Construction	—	—	—	—	7,213	7,213	—	—
Commercial and industrial	—	—	—	—	14,440	14,440	1,098	—
Consumer and other	—	—	—	—	122	122	—	—
Reverse mortgage	—	—	—	—	1,415	1,415	848	—
Mortgage warehouse	—	—	—	—	39,247	39,247	—	—
Total gross loans held-for-investment	$3,573	$96	$3,302	$6,971	$661,118	$668,089	$5,909	$—

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$—	$49	$2,991	$3,040	$187,845	$190,885	$3,062	$—
Multi-family	—	—	—	—	40,584	40,584	—	—
Commercial	—	—	—	—	309,655	309,655	422	—
Construction	—	—	—	—	3,847	3,847	—	—
Commercial and industrial	—	—	—	—	8,586	8,586	3,596	—
Consumer and other	—	—	—	—	150	150	—	—
Reverse mortgage	—	—	—	—	1,742	1,742	1,223	—
Mortgage warehouse	—	—	—	—	41,586	41,586	—	—
Total gross loans held-for-investment	$—	$49	$2,991	$3,040	$593,995	$597,035	$8,303	$—

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
As of December 31, 2019 and 2018, the Company had a recorded investment in TDR’s of $1.8 million and $0.5 million, respectively. The Company has not allocated any amount of specific allowance for those loans at December 31, 2019 and has allocated a negligible amount of specific allowance for those loans at December 31, 2018 The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the year ended December 31, 2018.
Modifications of loans classified as TDRs during the periods presented, are as follows:

	Year Ended December 31, 2019
	Number of Loans	Pre- Modifications Outstanding Recorded Investment	Post- Modifications Outstanding Recorded Investment

	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One-to-four family	2	$1,018	$1,114
Commercial and industrial	1	494	494
	3	1,512	1,608

The TDR’s described above had no impact the allowance for loan losses and charge-offs during the year ended December 31, 2019.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the year ended

December 31, 2019 or 2018. There was no provision for loan loss or charge offs for TDR’s that subsequently defaulted during the year ended December 31, 2019 or 2018.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2018
Real estate loans:
One-to-four family	$187,823	$—	$3,062	$—	$190,885
Multi-family	40,584	—	—	—	40,584
Commercial	309,233	—	422	—	309,655
Construction	3,847	—	—	—	3,847
Commercial and industrial	4,630	360	3,596	—	8,586
Consumer and other	150	—	—	—	150
Reverse mortgage	214	305	1,223	—	1,742
Mortgage warehouse	41,586	—	—	—	41,586
Total gross loans held-for-investment	$588,067	$665	$8,303	$—	$597,035

Purchases and Sales
The following table presents loans held-for-investment purchased and/or sold during the year by portfolio segment:

	December 31,
	2019		2018
	Purchases	Sales	Purchases	Sales

	(Dollars in thousands)
Real estate loans:
One-to-four family	$103,658	$—	$91,395	$17,177
Multi-family	19,280	—	17,809	—
Commercial	—	—	12,500	1,118
	$122,938	$—	$121,704	$18,295

Related Party Loans
The Company had related-party loans with an outstanding balance of $4.6 million and $5.0 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the balance of related party loans decreased by $0.3 million due to changes in composition of related parties and the Company received $78,000 in principal payments. During the year ended December 31, 2018, the Company advanced $4.7 million in new loans, reclassified $0.3 million in loans as related party and received $0.3 million in principal payments.
Note 4—Other Real Estate Owned, Net
The following table provides a summary of the Company’s other real estate owned activity and balances for the periods presented:

	Year Ended December 31,
	2019	2018

	(Dollars in thousands)
Balance, beginning of period	$31	$2,308
Loans transferred to other real estate owned	403	65
Net change in valuation allowance	(229)	(34)
Proceeds from sale of other real estate owned	(125)	(2,390)
Gain on sale of REO	48	82
Balance, end of period	$128	$31

The Company’s remaining other real estate owned property consists of one single-family residential property.
For the years ended December 31, 2019 and 2018, real estate owned gain on sale were approximately $48,000 and $82,000 and other expenses related to foreclosed assets were $170,000 and $27,000, respectively. There was $42,000 and

$34,000 recorded as a provision for unrealized losses at December 31, 2019 and 2018, respectively. The Company had $1.7 million in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2019.
Note 5—Premises and Equipment, Net
Year-end premises and equipment were as follows:

	December 31,
	2019	2018

	(Dollars in thousands)
Equipment, furniture, and software	$5,459	$4,613
Leasehold improvements	1,372	1,795
Automobiles	202	202
	7,033	6,610
Accumulated depreciation and amortization	(3,774)	(2,954)
Total premises and equipment, net	$3,259	$3,656

Depreciation expense was $0.9 million and $0.7 million for years ended December 31, 2019 and 2018, respectively.
Operating leases
The Company leases all of its office facilities under operating lease arrangements. The leases provide that the Company pays real estate taxes, insurance, and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. In the second quarter of 2019, the Company consolidated its La Mesa branch with the La Jolla branch and subleased the facilities to a third party.
The weighted-average remaining lease term and discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term	3.0 years
Weighted-average discount rate	4.21%

Rent expense was $1.4 million for the year ended December 31, 2018. The components of lease expense for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019

(Dollars in thousands)
Operating lease cost	$1,579
Variable lease cost	47
Short-term lease cost(1)	185
Sublease income	(70)
Total lease cost	$1,741
________________________
(1) Short-term lease cost are for leases with a term of one year or less including terms of one month or less per accounting policy election.

Maturities of lease liabilities were as follows:

December 31, 2019
Operating leases	(Dollars in thousands)
2020	$1,676
2021	1,748
2022	1,548
2023	215
2024	26
Total lease payments	5,213
Less: imputed lease interest	(332)
Total lease liabilities	$4,881

As of December 31, 2019, the Company had no additional operating lease commitments for office facilities that have not yet commenced. Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million for the year ended December 31, 2019.
Note 6—Deposits
The following table presents the composition of our deposits as of the dates presented:

	December 31,
	2019	2018

	(Dollars in thousands)
Noninterest bearing demand accounts	$1,343,667	$1,525,922
Interest bearing accounts:
Interest bearing demand accounts	60,794	45,889
Money market and savings accounts	85,705	77,286
Certificates of deposit	324,488	29,736
Interest bearing accounts	470,987	152,911
Deposits held-for-sale:
Noninterest bearing demand accounts	—	55,891
Interest bearing accounts	—	48,281
Deposits held-for-sale	—	104,172
Total deposits	$1,814,654	$1,783,005

Certificates of deposit at December 31, 2019, are scheduled to mature as follows:

Amount
Year Ended December 31,	(Dollars in thousands)
2020	$1,199
2021	422
2022	461
2023	97,346
2024	177,451
Thereafter	47,609
Total	$324,488

Certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 and over totaled approximately $0.1 million and $1.6 million at December 31, 2019 and 2018, respectively.
Deposits from officers, directors, and affiliates at December 31, 2019 and 2018, were approximately $1.0 million and $1.3 million, respectively.

The Company had $322.4 million, net of $2.6 million in unamortized premium, in callable brokered certificates of deposit at December 31, 2019, with maturities ranging from four to six years. The Company had no brokered certificates of deposit at December 31, 2018. The bank has the option to redeem the callable brokered certificates of deposit on a monthly basis without penalty. Premiums paid to acquire certificates of deposit are amortized in interest expense over the contractual life of the deposit or recognized sooner if the brokered certificates of deposit are called before the maturity date.
Note 7—FHLB Advances and Other Borrowings
FHLB Advances
The following table sets forth certain information on our FHLB advances during the periods presented:

	Year Ended December 31,
	2019	2018

	(Dollars in thousands)
Amount outstanding at period-end	$49,000	—
Weighted average interest rate at period-end	1.66%	—
Maximum month-end balance during the period	$218,000	$15,000
Average balance outstanding during the period	$28,205	$1,274
Weighted average interest rate during the period	1.94%	1.49%

FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of December 31, 2019 and 2018, were limited in the aggregate to 35% of the Company’s total assets. Loans with carrying values of approximately $875.9 million and $625.3 million were pledged to the FHLB as of December 31, 2019 and 2018, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $554.6 million and $472.3 million as of December 31, 2019 and 2018, respectively.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $10.1 million and $19.0 million were pledged to the FRB at December 31, 2019 and 2018, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $7.5 million as of December 31, 2019. At December 31, 2019 and 2018, there were no borrowings outstanding under any of these lines.
Repurchase Agreements
During the year ended December 31, 2019, the Bank had repurchase agreements with brokers, accounted for as secured borrowings, with an average outstanding balance of $18.6 million. The repurchase agreements matured in July 2019 and as of December 31, 2019 there was no outstanding balance. There was no outstanding balance as of December 31, 2018.
Federal Funds Purchased
The Company may borrow up to an aggregate $32.0 million, overnight on an unsecured basis from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of December 31, 2019 and 2018, the Company had no outstanding balance of federal funds purchased.
Note 8—Notes Payable
On January 29, 2016, the Company entered into a term loan with a commercial bank for a single principal advance of $8.0 million due to mature on January 29, 2021. Loan interest and principal is payable quarterly commencing April 2016 and accrues interest at an annual rate equal to 2.60% plus the greater of zero percent and the one-month LIBOR rate. The proceeds were used to redeem preferred stock and can be prepaid at any time. The outstanding principal balance at December 31, 2019 and 2018 was $3.7 million and $4.9 million respectively. Annual principal payments on outstanding borrowings are $1.1 million for 2020 and $2.6 million in 2021.
Note 9—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At December 31, 2019, the interest rate for the Company’s next scheduled payment was 5.94%, based on six-month LIBOR of 2.19%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At December 31, 2019, the interest rate for the Company’s next scheduled payment was 3.74%, based on three-month LIBOR of 1.89%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Note 10—Derivative and Hedging Activities
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
Interest rate floor. In 2019, the Company entered into 20 interest rate floor agreements (the "Floor Agreements") for a total notional amount of $400.0 million to hedge cash flow receipts on cash and securities or loans, if needed. The Floor Agreements expire on various dates in April 2024 and June 2029. The Company utilizes one-month LIBOR and three-month LIBOR interest rate floors as hedges against adverse changes in cash flows on the designated cash, securities or loans attributable to fluctuations in the federal funds rate or three-month LIBOR below 2.50% or 2.25%, as applicable. The Floor Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these Floor Agreements was approximately $20.8 million.
Interest rate cap. In 2012 the Company entered into a $12.5 million and a $3.0 million notional forward interest rate cap agreement (the “Cap Agreements”) to hedge its variable rate subordinated debentures. The Cap Agreements expire July 25, 2022 and March 15, 2022, respectively. The Company utilizes interest rate caps as hedges against adverse changes in cash flows on the designated preferred trusts attributable to fluctuations in three-month LIBOR beyond 0.50% for the $3.0 million subordinated debenture and six-month LIBOR beyond 0.75% for the $12.5 million subordinated debenture. The Cap Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these Cap Agreements was approximately $2.5 million. The Company held approximately zero and $1.2 million of restricted cash at December 31, 2019 and 2018, respectively, which served as collateral for the expected payments under these Cap Agreements; such cash fluctuates based on the expected present value of the future payments and will be refunded to the counterparty upon termination or maturity of the Cap Agreements.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated balance sheets.

	December 31,
	2019		2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$23,054	Derivative assets	$—
Cash flow hedge interest rate cap	Derivative assets	386	Derivative assets	999

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the periods presented:

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Year Ended December 31,
	2019	2018		2019	2018

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$2,006	$—	Interest income - Other interest earning assets	$(355)	$—
Cash flow hedge interest rate floor	882	—	Interest income - Securities	(635)	—
Cash flow hedge interest rate cap	(392)	167	Interest expense - Subordinated debentures	(167)	(134)
Cash flow hedge interest rate swap	—	24	Interest expense - FHLB advances	—	54

The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
Note 11—Income Taxes
Income tax expense consists of the following for the periods presented:

	Year Ended December 31,
	2019	2018

	(Dollars in thousands)
Current provision
Federal	$6,163	$5,298
State	3,304	2,922
	9,467	8,220
Federal deferred tax (benefit) expense	241	(117)
State deferred tax (benefit) expense	118	(37)
	359	(154)
Income tax expense	$9,826	$8,066

Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Year Ended December 31,
	2019		2018
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$7,281	21.0%	$6,384	21.0%
State tax, net of federal benefit	2,697	7.8%	2,304	7.6%
Tax credits	(170)	(0.5)%	(170)	(0.6)%
Excess tax benefit from stock-based compensation	(88)	(0.3)%	(469)	(1.6)%
Other items, net	106	0.3%	17	0.1%
Actual tax expense	$9,826	28.3%	$8,066	26.5%

Income tax expense was $9.8 million for the year ended December 31, 2019 compared to $8.1 million for the year ended December 31, 2018. The increase was primarily related to increased pre-tax income. The effective tax rates for the year ended December 31, 2019 and 2018 were 28.3% and 26.5%, respectively. The increase in the effective rate from 2018 to 2019 was primarily related to lower excess tax benefit from stock-based compensation.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities included in other assets are as follows:

	December 31,
	2019	2018

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$1,772	$1,921
Derivatives and securities available-for-sale	—	825
Accrued vacation pay	368	333
Accrued bonus	394	333
Nonaccrual loan interest	149	98
State taxes	633	552
Operating lease liabilities	1,397	232
Other	356	269
Deferred tax assets	5,069	4,563
Deferred tax liabilities
Basis difference in fixed assets	(706)	(367)
Derivatives and securities available-for-sale	(2,570)	—
Operating lease right-of-use assets	(1,308)	—
FHLB stock dividends	(101)	(100)
Deferred loan fees	(501)	(645)
Other	(307)	(122)
Deferred tax liabilities	(5,493)	(1,234)
Deferred tax (liability) asset, net	$(424)	$3,329

The net deferred tax liability for December 31, 2019 is recorded in “Other liabilities” in the Company’s consolidated statements of financial condition.
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. Based on this evaluation, management has concluded that deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance is required at December 31, 2019 and 2018.
The Company has no unrecognizable tax benefits recorded at December 31, 2019 and 2018 and does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. Additionally, the Company had no material interest or penalties paid or accrued related to income taxes reported in the income statement for the years ended December 31, 2019 and 2018.

The Company and its subsidiary are subject to U.S. federal income taxes as well as income taxes of various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2016 for federal jurisdiction and for years before 2015 for state jurisdictions.
Note 12—Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.1 million as of December 31, 2019 and 2018.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	December 31,
	2019	2018

	(Dollars in thousands)
Unfunded lines of credit	$47,433	$71,398
Letters of credit	655	10
Total credit extension commitments	$48,088	$71,408

Unfunded lines of credit represent unused credit facilities to the Company’s current borrowers that represent no change in credit risk that exist in the Company’s portfolio. Lines of credit generally have variable interest rates. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants like those contained in loan agreements and our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.
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
Litigation
The Company is involved in various matters of litigation which have arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company’s financial statements.
Note 13—Stock-based Compensation
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
In 2010, the Company adopted an equity compensation plan, or 2010 Plan, that provides for the grant of stock options to employees, directors, and other persons referred to in Rule 701 under the U.S. Securities Act of 1933. The number of shares that may be issued pursuant to awards under the 2010 Plan is 730,784. The Compensation Committee of the Company’s Board of Directors is responsible for administrating the 2010 Plan and determining the terms of all awards under it, including their vesting, except that in the case of a change in control of the Company all options granted under the 2010 Plan shall become 100% vested. As of December 31, 2018, there are no shares available for issuance under the 2010 Plan.
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures.
Total compensation cost charged against income was $177,000 and $112,000 for the years ended December 31, 2019 and 2018, respectively. The total income tax benefit was $12,000 and $10,000, for the years ended December 31, 2019 and 2018, respectively.
Stock Options
Stock options issued under the 2018 Plan and 2010 Plan generally have terms of 10 years, with vesting based only on performing service through the vest date, which are generally graded over three to four years. Stock options are forfeited when the participant terminates service and vested options are exercisable within 60 days. Stock options are nontransferable and non-hedgeable. Stock options are issued at an exercise price not less than 100% of the fair market value of a share of the Company’s common stock on the date of grant. Stock options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock, historical volatilities of a peer group or a combination of both. The Company uses the simplified method to estimate expected term for stock options because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of the option grants in 2019 and 2018 and were estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions presented below:

	Year Ended December 31,
	2019	2018
Weighted-average assumptions used:
Risk-free interest rate	1.67%	2.82%
Expected term	6.25 years	6.5 years
Expected stock price volatility	30.88%	10.72%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value	$5.43	$2.44

A summary of stock option activity as of December 31, 2019 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	816,616	$5.54
Granted	176,198	16.09
Exercised	(73,457)	5.78
Forfeited/Expired	(1,500)	12.00
Outstanding at December 31, 2019	917,857	$7.54	4.3 years	$7,717
Exercisable at December 31, 2019	681,909	$4.97	2.5 years	$7,460
Vested or Expected to Vest at December 31, 2019	886,054	$7.25	4.1 years	$7,703

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the book value of the Company’s common stock as of the reporting date. The intrinsic value of options exercised was approximately $0.5 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively. The tax benefit from option exercises was approximately $114.0 thousand and $469.0 thousand, for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, there was $0.9 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 3.6 years.
Restricted Stock Units
Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest over one to four years from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.
A summary of the status of the Company’s nonvested restricted stock unit awards as of December 31, 2019, and changes during the year then ended, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2019	—	$—
Granted	82,658	16.09
Canceled or Forfeited	(31)	16.09
Nonvested at December 31, 2019	82,627	$16.09

At December 31, 2019, there was approximately $1.1 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 3.0 years. There were no awards that vested during the year ended December 31, 2019.
Note 14—Employee Benefit Plan
The Company has a 401(k) plan in which approximately 91% of all employees participate. Employees may contribute a percentage of their compensation subject to certain limits based on Federal tax laws. During the years ended December 31, 2019 and 2018, the Company made an elective matching contribution quarterly up to 25% of deferrals to a maximum of the first 6% of the employee’s compensation contributed to the plan. Additionally, the Company had the option to make an elective annual discretionary contribution as determined annually by management. For each of the years ended December 31, 2019 and 2018, contribution expense attributed to the plan amounted to approximately $0.2 million.
Note 15—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Management believes as of December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2019 and 2018, are presented in the following tables:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%

December 31, 2018
The Company
Tier 1 leverage ratio	$208,807	9.00%	$92,812	4.00%	N/A	N/A
Common equity tier 1 capital ratio	193,307	23.10%	37,650	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	208,807	24.96%	50,200	6.00%	N/A	N/A
Total risk-based capital ratio	215,638	25.77%	66,933	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	197,175	8.51%	92,637	4.00%	115,796	5.00%
Common equity tier 1 capital ratio	197,175	23.68%	37,472	4.50%	54,127	6.50%
Tier 1 risk-based capital ratio	197,175	23.68%	49,963	6.00%	66,618	8.00%
Total risk-based capital ratio	204,006	24.50%	66,618	8.00%	83,272	10.00%

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
Note 16—Fair Value
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
Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2—Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3—Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
Impaired loans (collateral-dependent). The Company does not record impaired loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and such adjustments are typically significant (Level 3). Impaired loans presented in the table below as of December 31, 2019 and 2018, include impaired loans with specific allowances as well as impaired loans that have been partially charged-off.
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at December 31, 2019 and 2018. There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the periods presented.
As of December 31, 2019 and 2018, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Assets
Securities available-for-sale	$—	$897,766	$—	$897,766
Derivative assets	—	23,440	—	23,440
	$—	$921,206	$—	$921,206

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2018
Assets
Securities available-for-sale	$—	$357,178	$—	$357,178
Derivative assets	—	999	—	999
	$—	$358,177	$—	$358,177

As of December 31, 2019 and 2018, assets measured at fair value on a non-recurring basis are summarized as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Assets
Impaired loans:
Real estate:
One-to-four family	$—	$—	$56	$56
Reverse mortgage	—	—	308	308
Other real estate owned	—	—	128	128
	$—	$—	$492	$492

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

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

The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$1,579	$1,579	$—	$—	$1,579
Interest earning deposits	132,025	132,025	—	—	132,025
Loans held-for-investment, net	664,622	—	—	666,272	666,272
Loans held-for-sale	375,922	—	376,126	—	376,126
Accrued interest receivable	5,950	86	3,643	2,221	5,950
Financial liabilities:
Deposits	$1,814,654	$—	$1,826,100	$—	$1,826,100
FHLB advances	49,000	—	49,000	—	49,000
Notes payable	3,714	—	3,714	—	3,714
Subordinated debentures	15,816	—	15,203	—	15,203
Accrued interest payable	559	—	559	—	559

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2018
Financial assets:
Cash and due from banks	$4,177	$4,177	$—	$—	$4,177
Interest earning deposits	670,243	670,243	—	—	670,243
Securities held-to-maturity	73	—	72	—	72
Loans held-for-investment, net	592,781	—	—	591,315	591,315
Loans held-for-sale	350,636	—	351,115	—	351,115
Accrued interest receivable	5,770	571	1,430	3,769	5,770
Financial liabilities:
Deposits	$1,678,833	$—	$1,621,138	$—	$1,621,138
Deposits held-for-sale	104,172	—	95,215	—	95,215
Notes payable	4,857	—	4,857	—	4,857
Subordinated debentures	15,802	—	15,414	—	15,414
Accrued interest payable	451	—	451	—	451

Note 17—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Year Ended December 31,
	2019	2018

	(Dollars in thousands, except per share data)
Basic
Net income	$24,846	$22,333
Weighted average common shares outstanding	17,957	16,543
Basic earnings per common share	$1.38	$1.35
Diluted
Net income	$24,846	$22,333
Weighted average common shares outstanding for basic earnings per common share	17,957	16,543
Add: Dilutive effects of stock-based awards	428	480
Average shares and dilutive potential common shares	18,385	17,023
Dilutive earnings per common share	$1.35	$1.31

Stock options for 127,000 and 85,000 shares of common stock were not considered in computing diluted earnings per share for the years ended December 31, 2019 and 2018, respectively, because they were anti-dilutive.
Note 18—Shareholders’ Equity
The Company’s Articles of Incorporation, as amended, or Articles authorize the Company to issue up to (i) 125,000,000 shares of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), (ii) 25,000,000 shares of Class B Non-Voting Common Stock, par value $0.01 per share (“Class B Non-Voting Common Stock”), and (iii) 10,000,000 shares of Preferred Stock, par value $0.01 per share.
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
The Company completed its IPO of 3.3 million shares of its Class A common stock at a public offering price of $12.00 per share on November 7, 2019. The common stock is traded on the New York Stock Exchange under the ticker symbol “SI.” The IPO generated aggregate gross proceeds to the Company of $9.9 million before deducting underwriting discounts and offering expenses, and net proceeds to the Company of $6.5 million after deducting underwriting discounts and offering expenses. Of the offered shares, 824,605 shares were offered by Silvergate and 2,508,728 shares were offered by selling shareholders. On November 15, 2019, the underwriters purchased an additional 499,999 shares of the Company’s Class A common stock from the Company’s selling shareholders in connection with the exercise in full of their option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling shareholders. The Company intends to use the net proceeds to support continued growth, including organic growth and for general corporate purposes, which could include repayment of long-term debt, future acquisitions and other growth initiatives.
Accumulated Other Comprehensive Income
The Company presents comprehensive income in accordance with FASB ASC Topic 220, Comprehensive Income, that requires the disclosure of comprehensive income or loss and its components. Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the change in the fair value of cash flow hedges, net of deferred tax effects, which are also recognized as a separate component of equity.
The following table shows for the years ended December 31, 2019 and 2018, changes in the balances of each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains/ (Losses) on Available-for- Sale Securities	Derivative Asset/(Liability)	Accumulated Other Comprehensive Income/(Loss)

	(Dollars in thousands)
Beginning balance, January 1, 2018	$(756)	$(461)	$(1,217)
Current period other comprehensive (loss) income	(1,029)	185	(844)
Ending balance, December 31, 2018	(1,785)	(276)	(2,061)
Current period other comprehensive income before reclassification	6,373	2,606	8,979
Amounts reclassified from accumulated other comprehensive income	(517)	—	(517)
Ending balance, December 31, 2019	$4,071	$2,330	$6,401

Note 19—Parent Company Financial Information
Condensed financial information for the Corporation (parent company only) is as follows:

Statements of Financial Condition

	December 31,
	2019	2018

	(Dollars in thousands)
ASSETS
Cash and due from banks	$19,086	$15,355
Investments in subsidiaries	231,927	195,872
Other assets	816	2,904
Total assets	$251,829	$214,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$3,714	$4,857
Subordinated debentures, net	15,816	15,802
Accrued expenses and other liabilities	1,263	2,226
Total liabilities	20,793	22,885
Commitments and contingencies
Preferred stock	—	—
Common stock	187	178
Additional paid-in capital	132,138	125,665
Retained earnings	92,310	67,464
Accumulated other comprehensive loss	6,401	(2,061)
Total shareholders’ equity	231,036	191,246
Total liabilities and shareholders’ equity	$251,829	$214,131

Statements of Operations

	Year Ended December 31,
	2019	2018

	(Dollars in thousands)
Total interest income	$29	$27
Interest expense
Notes payable and other	224	405
Subordinated debentures	1,072	915
Total interest expense	1,296	1,320
Dividends from subsidiaries	—	525
Noninterest expense
Salaries and employee benefits	957	652
Occupancy and equipment	92	61
Communications and data processing	173	89
Professional services	687	848
Other general and administrative	127	65
Total noninterest expense	2,036	1,715
Loss before income taxes and equity in undistributed earnings of subsidiaries	(3,303)	(2,483)
Income tax benefit	(895)	(793)
Equity in undistributed earnings of subsidiaries	27,254	24,023
Net income	$24,846	$22,333

Statements of Cash Flows

	Year Ended December 31,
	2019	2018

	(Dollars in thousands)
Cash flows from operating activities
Net income	$24,846	$22,333
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(27,254)	(24,023)
Other, net	403	370
Changes in operating assets and liabilities:
Other assets	1,538	(1,736)
Accrued expenses and other liabilities	(944)	918
Net cash used in operating activities	(1,411)	(2,138)
Cash flows from investing activities
Investments in subsidiaries	—	(80,000)
Net cash used in investing activities	—	(80,000)
Cash flows from financing activities
Payments made on notes payable	(1,143)	(1,143)
Proceeds from issuance of common stock, net	6,454	107,884
Repurchase of common stock	—	(11,371)
Other, net	(169)	(608)
Net cash provided by financing activities	5,142	94,762
Net increase in cash and cash equivalents	3,731	12,624
Cash and cash equivalents, beginning of year	15,355	2,731
Cash and cash equivalents, end of year	$19,086	$15,355

Note 20—Quarterly Financial Data (Unaudited)
The following is a summary of selected financial data presented below by quarter for the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

	(Dollars in thousands, except per share data)
2019:
Interest income	$20,063	$19,472	$21,388	$20,112
Interest expense	747	1,904	2,945	4,482
Net interest income	19,316	17,568	18,443	15,630
Provision for (reversal of) loan losses	267	152	(858)	—
Net interest income after provision	19,049	17,416	19,301	15,630
Noninterest income	7,871	2,154	2,599	3,130
Noninterest expense	13,486	12,721	12,611	13,660
Net income before income taxes	13,434	6,849	9,289	5,100
Income tax expense	3,998	1,693	2,633	1,502
Net income	$9,436	$5,156	$6,656	$3,598
Basic earnings per share	$0.53	$0.29	$0.37	$0.20
Diluted earnings per share	$0.52	$0.28	$0.36	$0.19

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

	(Dollars in thousands, except per share data)
2018:
Interest income	$15,611	$16,833	$18,707	$21,601
Interest expense	870	784	737	738
Net interest income	14,741	16,049	17,970	20,863
Provision for (reversal of) loan losses	143	5	—	(1,675)
Net interest income after provision	14,598	16,044	17,970	22,538
Noninterest income	1,387	2,001	2,184	1,991
Noninterest expense	11,086	11,843	11,417	13,968
Net income before income taxes	4,899	6,202	8,737	10,561
Income tax expense	1,356	1,711	2,458	2,541
Net income	$3,543	$4,491	$6,279	$8,020
Basic earnings per share	$0.28	$0.25	$0.35	$0.45
Diluted earnings per share	$0.27	$0.25	$0.34	$0.44

Note 21—Subsequent Events
In February 2020, the Company sold $200.0 million notional amount of one-month LIBOR and three-month LIBOR interest rate floors with a strike of 2.50% for $13.0 million. The Company discontinued hedge accounting for these instruments and will amortize the net gain of approximately $8.4 million over the weighted-average remaining term of 4.1 years.
In January and March 2020, the Company called $186.1 million of brokered certificates of deposit, which had a total unamortized premium expense of $1.3 million. The Company replaced the certificates of deposit by reissuing $122.1 million of callable brokered certificates of deposit and a 5-year FHLB term advance of $64.0 million, increasing the weighted-average maturity of the aggregate balance of $325.0 million of liabilities associated with the hedging strategy to 4.9 years with an expected all-in rate of 1.76%, compared to 4.6 years and 2.29%, respectively, as of December 31, 2019.
In March 2020, the Company sold $12.8 million in fixed-rate commercial mortgage-backed securities and recognized a gain of approximately $1.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. .
Evaluation of Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Such information is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Silvergate Capital Corporation are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:
(b) Exhibits.

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

4.1
Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

4.2
Specimen Class B Non-Voting Common Stock certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

4.3
Form of Investor Rights Agreement, dated February 22, 2018 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

4.4
Form of Investor Rights Agreement, dated February 23, 2015 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

4.5
Form of Investor Rights Agreement, dated August 20, 2014 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

4.6
Form of Investor Rights Agreement, dated September 7, 2011 (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

4.7	Description of Registrant’s Securities

The other instruments defining the rights of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1
Silvergate Capital Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.2
Form of Restricted Stock Unit Award Agreement under Silvergate Capital Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.3
Form of Restricted Stock Award Agreement under the Silvergate Capital Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

Number	Description

10.4
Form of Incentive Stock Option Award Agreement under the Silvergate Capital Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.5
Form of Non-Qualified Stock Option Award Agreement under the Silvergate Capital Corporation 2018 Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.6
Form of Stock Appreciation Right Award agreement under the Silvergate Capital Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.7
Silvergate Capital Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.8
Form of Stock Option Award Agreement under the Silvergate Capital Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.9
Employment Agreement, effective January 1, 2018, by and among Silvergate Capital Corporation, Silvergate Bank and Alan J. Lane (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.10
Long Term Bonus Agreement, effective May 2, 2014, by and between Silvergate Bank and Dennis S. Frank (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

10.11
Change in Control Severance Agreement, dated September 29, 2005, by and among Silvergate Capital Corporation, Silvergate Bank and Derek J. Eisele (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

21.1
Subsidiaries of Silvergate Capital Corporation (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

23.1	Consent of Crowe LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGATE CAPITAL CORPORATION

Date:	March 10, 2020	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Alan J. Lane Alan J. Lane	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020

By:	/s/ Antonio Martino Antonio Martino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2020

By:	/s/ Dennis S. Frank Dennis S. Frank	Chairman of the Board of Directors	March 10, 2020

By:	/s/ Robert C. Campbell Robert C. Campbell	Director	March 10, 2020

By:	/s/ Derek J. Eisele Derek J. Eisele	Vice Chairman of the Board of Directors	March 10, 2020

By:	/s/ Paul D. Colucci Paul D. Colucci	Director	March 10, 2020

By:	/s/ Karen F. Brassfield Karen F. Brassfield	Director	March 10, 2020

By:	/s/ Scott A. Reed Scott A. Reed	Director	March 10, 2020

By:	/s/ Thomas C. Dircks Thomas C. Dircks	Director	March 10, 2020

By:	/s/ Michael Lempres Michael Lempres	Director	March 10, 2020