Form 10-Q
period 2020-03-31
Silvergate Capital Corp
filed 2020-05-12
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2020, the registrant had 18,371,294 shares of Class A voting common stock and 296,836 shares of Class B non-voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$2,778	$1,579
Interest earning deposits in other banks	163,422	132,025
Cash and cash equivalents	166,200	133,604
Securities available-for-sale, at fair value	964,317	897,766
Loans held-for-sale, at lower of cost or fair value	435,023	375,922
Loans held-for-investment, net of allowance for loan losses of $6,558 and $6,191 at March 31, 2020 and December 31, 2019, respectively	679,416	664,622
Federal home loan and federal reserve bank stock, at cost	10,269	10,264
Accrued interest receivable	6,344	5,950
Other real estate owned, net	—	128
Premises and equipment, net	3,406	3,259
Operating lease right-of-use assets	4,210	4,571
Derivative assets	33,506	23,440
Low income housing tax credit investment	927	954
Other assets	7,090	7,647
Total assets	$2,310,708	$2,128,127
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$1,745,219	$1,343,667
Interest bearing accounts	257,738	470,987
Total deposits	2,002,957	1,814,654
Federal home loan bank advances	30,000	49,000
Notes payable	—	3,714
Subordinated debentures, net	15,820	15,816
Operating lease liabilities	4,515	4,881
Accrued expenses and other liabilities	12,664	9,026
Total liabilities	2,065,956	1,897,091
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 18,371 and 17,775 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	184	178
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 297 and 893 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	9
Additional paid-in capital	132,336	132,138
Retained earnings	96,703	92,310
Accumulated other comprehensive income	15,526	6,401
Total shareholders’ equity	244,752	231,036
Total liabilities and shareholders’ equity	$2,310,708	$2,128,127

See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans, including fees	$13,121	$13,111
Taxable securities	6,048	3,033
Tax-exempt securities	48	—
Other interest earning assets	724	3,797
Dividends and other	121	122
Total interest income	20,062	20,063
Interest expense
Deposits	4,051	341
Federal home loan bank advances	227	—
Notes payable and other	36	142
Subordinated debentures	270	264
Total interest expense	4,584	747
Net interest income before provision for loan losses	15,478	19,316
Provision for loan losses	367	267
Net interest income after provision for loan losses	15,111	19,049
Noninterest income
Mortgage warehouse fee income	382	366
Service fees related to off-balance sheet deposits	70	759
Deposit related fees	1,766	987
Gain on sale of securities, net	1,197	—
Gain on sale of loans, net	506	189
Gain on sale of branch, net	—	5,509
Gain on extinguishment of debt	925	—
Other income	85	61
Total noninterest income	4,931	7,871
Noninterest expense
Salaries and employee benefits	8,955	8,765
Occupancy and equipment	907	873
Communications and data processing	1,261	1,037
Professional services	985	1,445
Federal deposit insurance	123	175
Correspondent bank charges	373	279
Other loan expense	122	125
Other general and administrative	1,149	787
Total noninterest expense	13,875	13,486
Income before income taxes	6,167	13,434
Income tax expense	1,774	3,998
Net income	$4,393	$9,436
Basic earnings per share	$0.24	$0.53
Diluted earnings per share	$0.23	$0.52
Weighted average shares outstanding:
Basic	18,668	17,818
Diluted	19,117	18,258

See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$4,393	$9,436
Other comprehensive income (loss):
Change in net unrealized (loss) gain on available-for-sale securities	(9,313)	663
Less: Reclassification adjustment for net gains included in net income	(1,197)	—
Income tax effect	3,007	(200)
Unrealized (loss) gain on available-for-sale securities, net of tax	(7,503)	463
Change in net unrealized gain (loss) on derivative assets	23,466	(46)
Less: Reclassification adjustment for net gains included in net income	(171)	—
Income tax effect	(6,667)	19
Unrealized gain (loss) on derivative instruments, net of tax	16,628	(27)
Other comprehensive income	9,125	436
Total comprehensive income	$13,518	$9,872

See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	16,628,941	$166	1,189,548	$12	$125,665	$67,464	$(2,061)	$191,246
Total comprehensive income, net of tax	—	—	—	—	—	9,436	436	9,872
Stock-based compensation	—	—	—	—	19	—	—	19
Balance at March 31, 2019	16,628,941	166	1,189,548	12	125,684	76,900	(1,625)	201,137

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	17,775,160	$178	892,836	$9	$132,138	$92,310	$6,401	$231,036
Total comprehensive income, net of tax	—	—	—	—	—	4,393	9,125	13,518
Conversion of Class B common stock to Class A common stock	596,000	6	(596,000)	(6)	—	—	—	—
Stock-based compensation	—	—	—	—	199	—	—	199
Exercise of stock options, net of shares withheld for employee taxes	134	—	—	—	(1)	—	—	(1)
Balance at March 31, 2020	18,371,294	184	296,836	3	132,336	96,703	15,526	244,752

See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$4,393	$9,436
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	830	255
Amortization of securities premiums and discounts, net	679	130
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	399	(102)
Stock-based compensation	199	19
Deferred income tax expense (benefit)	487	(6)
Provision for loan losses	367	267
Gain on sale of loans, net	(506)	(189)
Gain on sale of securities, net	(1,197)	—
Originations/purchases of loans held-for-sale	(1,222,816)	(622,318)
Proceeds from sales of loans held-for-sale	1,153,515	606,240
Gain on sale of branch, net	—	(5,509)
Gain on extinguishment of debt	(925)	—
Other, net	(168)	354
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(520)	(142)
Accrued expenses and other liabilities	87	398
Net cash used in operating activities	(65,176)	(11,167)
Cash flows from investing activities
Purchases of securities available-for-sale	(98,986)	(110,319)
Proceeds from paydowns and maturities of securities available-for-sale	7,936	5,498
Proceeds from sale of securities available-for-sale	14,016	—
Loan originations/purchases and payments, net	(41,254)	(12,790)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	36,400	11,622
Purchase of federal home loan and federal reserve bank stock, net	(5)	(603)
Proceeds from sale of other real estate owned	128	—
Purchase of premises and equipment	(391)	(435)
Proceeds from sale of branch, net of cash	—	32,555
Proceeds from (purchases of) derivative contracts, net	13,370	(2,555)
Other, net	—	2
Net cash used in investing activities	(68,786)	(77,025)
Cash flows from financing activities
Net change in noninterest bearing deposits	401,552	(86,897)
Net change in interest bearing deposits	(213,250)	(22,893)
Net change in federal home loan bank advances	(18,075)	—
Net change in other borrowings	—	57,135
Payments made on notes payable	(3,714)	(571)
Taxes paid related to net share settlement of equity awards	(1)	—
Other, net	46	22
Net cash provided by (used in) financing activities	166,558	(53,204)
Net increase (decrease) in cash and cash equivalents	32,596	(141,396)
Cash and cash equivalents, beginning of year	133,604	674,420
Cash and cash equivalents, end of year	$166,200	$533,024

See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Business and Summary of Significant Accounting Policies
Nature of Business
The accompanying consolidated financial statements include the accounts of Silvergate Capital Corporation, a Maryland corporation and its wholly-owned subsidiary, Silvergate Bank (the “Bank”), collectively referred to as (the “Company” or “Silvergate”).
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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial statements as of March 31, 2020, however uncertainty over the ultimate impact that the novel coronavirus disease, (or “COVID-19”) will have on the economy generally, and on the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.
These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K dated March 10, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Recently issued accounting pronouncements not yet effective
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (or “ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, such as the Company to apply the standards related to

CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively and for existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company operationalized an initial CECL model during the second quarter of 2019, and is running this preliminary CECL model alongside the existing incurred loss methodology. The Company intends to continue to refine and run the model until the date of adoption. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures and whether or not to early adopt the guidance.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (or “ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate (or “LIBOR”) or other interbank offered rate (reference rates) on financial reporting, which currently is expected to be discontinued by the end of 2021. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The Company is evaluating the impact that ASU 2020-04 will have on those financial assets where LIBOR is used as an index rate.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
March 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$682	$34	$—	$716
Government agency collateralized mortgage obligation	236,334	709	(863)	236,180
Private-label collateralized mortgage obligation	25,844	—	(3,462)	22,382
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	364,543	10,913	(806)	374,650
Municipal bonds	85,268	7,388	—	92,656
Asset backed securities:
Government sponsored student loan pools	256,449	—	(18,716)	237,733
	$969,120	$19,044	$(23,847)	$964,317

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$769	$32	$—	$801
Government agency collateralized mortgage obligation	242,203	552	(837)	241,918
Private-label collateralized mortgage obligation	26,346	352	(198)	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	364,719	12,474	(177)	377,016
Asset backed securities:
Government sponsored student loan pools	258,022	—	(6,491)	251,531
	$892,059	$13,410	$(7,703)	$897,766
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of March 31, 2020 and December 31, 2019.
At March 31, 2020, the total fair value of securities issued by six individual issuers, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $343.0 million.
Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
March 31, 2020
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	134,490	(820)	4,530	(43)	139,020	(863)
Private-label collateralized mortgage obligation	10,325	(481)	12,057	(2,981)	22,382	(3,462)
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	41,720	(806)	—	—	41,720	(806)
Asset backed securities:
Government sponsored student loan pools	22,615	(1,772)	215,117	(16,944)	237,732	(18,716)
	$209,150	$(3,879)	$231,704	$(19,968)	$440,854	$(23,847)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	$143,633	$(785)	$15,794	$(52)	$159,427	$(837)
Private-label collateralized mortgage obligation	59	(1)	15,168	(197)	15,227	(198)
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	13,142	(177)	—	—	13,142	(177)
Asset backed securities:
Government sponsored student loan pools	62,938	(1,317)	188,593	(5,174)	251,531	(6,491)
	$219,772	$(2,280)	$219,555	$(5,423)	$439,327	$(7,703)

As indicated in the tables above, as of March 31, 2020, the Company’s investment securities had gross unrealized losses totaling approximately $23.8 million, compared to approximately $7.7 million at December 31, 2019. The Company analyzed all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. In addition, the Company has contracted with third party companies to perform independent cash flow analyses of its securities portfolio as needed. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at March 31, 2020 or December 31, 2019. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of March 31, 2020, the Company had 33 securities whose estimated fair value declined 5.13% from the Company’s amortized cost; at December 31, 2019, the Company had 33 securities whose estimated fair value declined 1.72% from the Company’s amortized cost. The increase in percentage of unrealized losses is related to market liquidity concerns associated with COVID-19 during the first quarter which widened credit spreads on securities and changes in market interest rates since the purchase dates. Unrecognized losses associated with liquidity concerns as a result of COVID-19 are not expected to remain constant in the future, however, unrecognized losses will continue to vary with general market interest rate fluctuations. Fair values are expected to recover as the securities approach their respective maturity dates and management believes it is not more likely than not it will be required to sell before recovery of the amortized cost basis.
For the three months ended March 31, 2020 the Company received $14.0 million in proceeds and recognized a $1.2 million gain on sales of available-for-sale securities. There were no sales and calls of securities for the three months ended March 31, 2019.
There were no credit losses recognized in earnings for the three months ended March 31, 2020 and 2019.
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

Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to small and medium-sized businesses in a wide variety of industries, including distributors, manufacturers, software developers business services companies and independent finance companies. Commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Since the March 2019 sale of the business loan portfolio, commercial and industrial loans consist primarily of asset based loans. In 2020, the Company began offering a new pilot product called SEN Leverage, which will allow Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges that are also Silvergate customers. The product uses the Silvergate Exchange Network (“SEN”) to fund loans and process repayments in real-time 24 hours per day, 7 days per week. The Company plans to expand this offering in the latter part of 2020. The outstanding loan balance of SEN Leverage loans was immaterial as of March 31, 2020.
Consumer and other. Consumer loans consist of consumer loans and other loans secured by personal property.
Reverse mortgage. From 2012 to 2014, the Company purchased home equity conversion mortgage (“HECM”) loans (also known as reverse mortgage loans) which are a special type of home loan, for homeowners aged 62 years or older, that requires no monthly mortgage payments. Reverse mortgage loan insurance is provided by the U.S. Federal Housing Administration through the HECM program which protects lenders from losses due to non-repayment of the loans. In mid-2014, the Company ceased purchases of reverse mortgage loans and, began selling its remaining loans in the secondary market.
Mortgage warehouse. The Company’s warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. The Company’s risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guaranties or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, the loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. The Company sold approximately $21.7 million and $63.9 million of loans to participants during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, gross warehouse loans were approximately $486.6 million and $405.0 million, respectively.
A summary of loans as of the periods presented are as follows:

	March 31, 2020	December 31, 2019

	(Dollars in thousands)
Real estate loans:
One-to-four family	$202,214	$193,367
Multi-family	76,721	81,233
Commercial	325,116	331,052
Construction	10,034	7,213
Commercial and industrial	15,948	14,440
Consumer and other	154	122
Reverse mortgage	1,431	1,415
Mortgage warehouse	51,596	39,247
Total gross loans held-for-investment	683,214	668,089
Deferred fees, net	2,760	2,724
Total loans held-for-investment	685,974	670,813
Allowance for loan losses	(6,558)	(6,191)
Total loans held-for-investment, net	$679,416	$664,622
Total loans held-for-sale(1)	$435,023	$375,922
________________________

(1)	Loans held-for-sale included $435.0 million and $365.8 million of mortgage warehouse loans at March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020 and December 31, 2019, approximately $615.5 million and $614.3 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California (74.4% and 64.8% as of March 31, 2020 and December 31, 2019, respectively) and Arizona (6.6% and 10.2% as of March 31, 2020 and December 31, 2019, respectively) with no other state greater than 5%. The Company attempts to address and mitigate concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics. While management believes that the collateral presently securing its portfolio and the recorded allowance for loan losses are adequate to absorb potential losses, there can be no assurances that significant deterioration in the California and Arizona real estate markets would not expose the Company to significantly greater credit risk.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.3 million and $2.2 million and deferred fees totaled approximately $2.8 million and $2.7 million at March 31, 2020 and December 31, 2019, respectively.
Allowance for Loan Losses
During the first quarter, the Company recorded a provision for loan losses of $0.4 million and the ratio of the allowance for loan losses to gross loans held-for-investment at March 31, 2020 was 0.96%. The level of the first quarter provision was based on modest increases in loan portfolio balances, Silvergate’s historically strong credit quality and minimal loan charge-offs, and was largely influenced by the low to moderate loan-to-value margins in the Company's commercial and multi-family real estate and single-family residential real estate loans held-for-investment, as evidenced by weighted average loan-to-value ratios in the low- to mid-50% range as of March 31, 2020. Although there is significant uncertainly in the current economic environment due to the impact of the COVID-19 pandemic, the Company’s relatively low loan-to-value ratios provides a lower probability of loss in the event of defaults in the Company’s loan portfolio. The Company will continue to monitor trends in its portfolio segments for any known or probable adverse conditions with a particular emphasis on retail and hospitality loans within the commercial real estate loan portfolio.
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended March 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	(80)	36	166	162	114	—	1	(32)	367
Balance, March 31, 2020	$1,971	$689	$2,957	$258	$426	$1	$38	$218	$6,558

	Three Months Ended March 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2018	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	41	28	83	10	100	(1)	—	6	267
Balance, March 31, 2019	$1,889	$511	$3,937	$108	$256	$—	$54	$235	$6,990

	March 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$11	$—	$—	$—	$—	$—	$29	$—	$40
General portfolio allocation	1,960	689	2,957	258	426	1	9	218	6,518
Total allowance for loan losses	$1,971	$689	$2,957	$258	$426	$1	$38	$218	$6,558
Loans evaluated for impairment:
Specifically evaluated	$3,732	$—	$1,941	$—	$2,252	$—	$850	$—	$8,775
Collectively evaluated	198,482	76,721	323,175	10,034	13,696	154	581	51,596	674,439
Total gross loans held-for-investment	$202,214	$76,721	$325,116	$10,034	$15,948	$154	$1,431	$51,596	$683,214

	December 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$10	$—	$—	$—	$—	$—	$29	$—	$39
General portfolio allocation	2,041	653	2,791	96	312	1	8	250	6,152
Total allowance for loan losses	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Loans evaluated for impairment:
Specifically evaluated	$4,222	$—	$7,353	$—	$2,714	$—	$848	$—	$15,137
Collectively evaluated	189,145	81,233	323,699	7,213	11,726	122	567	39,247	652,952
Total gross loans held-for-investment	$193,367	$81,233	$331,052	$7,213	$14,440	$122	$1,415	$39,247	$668,089

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,315	$3,666	$—
Commercial	1,941	1,941	—
Commercial and industrial	2,484	2,252	—
Reverse mortgage	511	511	—
	9,251	8,370	—
With an allowance recorded:
Real estate loans:
One-to-four family	66	66	11
Reverse mortgage	339	339	29
	405	405	40
Total impaired loans	$9,656	$8,775	$40

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,792	$4,156	$—
Commercial	7,632	7,353	—
Commercial and industrial	2,929	2,714	—
Reverse mortgage	510	511	—
	15,863	14,734	—
With an allowance recorded:
Real estate loans:
One-to-four family	66	66	10
Reverse mortgage	337	337	29
	403	403	39
Total impaired loans	$16,266	$15,137	$39

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,731	$26	$3,539	$47
Commercial	1,941	21	7,878	97
Commercial and industrial	2,329	42	2,888	53
Reverse mortgage	511	—	798	—
	8,512	89	15,103	197
With an allowance recorded:
Real estate loans:
One-to-four family	66	1	8	—
Reverse mortgage	338	—	430	—
	404	1	438	—
Total impaired loans	$8,916	$90	$15,541	$197

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

The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,587	$2,804	$2,814	$9,205	$193,009	$202,214	$3,478	$—
Multi-family	—	—	—	—	76,721	76,721	—	—
Commercial	—	—	—	—	325,116	325,116	—	—
Construction	—	—	—	—	10,034	10,034	—	—
Commercial and industrial	—	—	—	—	15,948	15,948	798	—
Consumer and other	—	—	—	—	154	154	—	—
Reverse mortgage	—	—	—	—	1,431	1,431	850	—
Mortgage warehouse	—	—	—	—	51,596	51,596	—	—
Total gross loans held-for-investment	$3,587	$2,804	$2,814	$9,205	$674,009	$683,214	$5,126	$—

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,573	$96	$3,302	$6,971	$186,396	$193,367	$3,963	$—
Multi-family	—	—	—	—	81,233	81,233	—	—
Commercial	—	—	—	—	331,052	331,052	—	—
Construction	—	—	—	—	7,213	7,213	—	—
Commercial and industrial	—	—	—	—	14,440	14,440	1,098	—
Consumer and other	—	—	—	—	122	122	—	—
Reverse mortgage	—	—	—	—	1,415	1,415	848	—
Mortgage warehouse	—	—	—	—	39,247	39,247	—	—
Total gross loans held-for-investment	$3,573	$96	$3,302	$6,971	$661,118	$668,089	$5,909	$—

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
As of March 31, 2020 and December 31, 2019, the Company had a recorded investment in TDR’s of $1.7 million and $1.8 million, respectively. The Company has not allocated any amount of specific allowance for those loans at March 31, 2020 and December 31, 2019. The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the three months ended March 31, 2020 or March 31, 2019.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three months ended March 31, 2020 or 2019. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three months ended March 31, 2020 or 2019.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2020
Real estate loans:
One-to-four family	$198,736	$—	$3,478	$—	$202,214
Multi-family	76,721	—	—	—	76,721
Commercial	316,595	8,521	—	—	325,116
Construction	10,034	—	—	—	10,034
Commercial and industrial	13,696	—	2,252	—	15,948
Consumer and other	154	—	—	—	154
Reverse mortgage	444	137	850	—	1,431
Mortgage warehouse	51,596	—	—	—	51,596
Total gross loans held-for-investment	$667,976	$8,658	$6,580	$—	$683,214

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089

Related Party Loans
The Company had related party loans with an outstanding balance of $4.6 million as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, the balance of related party loans decreased by $20,000 due to principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019

	(Dollars in thousands)
Amount outstanding at period-end	$30,000	49,000
Weighted average interest rate at period-end	0.21%	1.66%
Maximum month-end balance during the period	$115,000	$218,000
Average balance outstanding during the period	$63,934	$28,205
Weighted average interest rate during the period	1.45%	1.94%

FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of March 31, 2020 and December 31, 2019, were limited in the aggregate to 35% of the Company’s total assets. Loans with carrying values of approximately $1.0 billion and $875.9 million were pledged to the FHLB as of March 31, 2020 and December 31, 2019, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $643.8 million and $554.6 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain on extinguishment of debt of $0.9 million.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $7.6 million and $10.1 million were pledged to the FRB at March 31, 2020 and December 31, 2019, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $5.8 million as of March 31, 2020. At March 31, 2020 and December 31, 2019, there were no borrowings outstanding under any of these lines.
Federal Funds Purchased
The Company may borrow up to an aggregate $32.0 million, overnight on an unsecured basis, from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of March 31, 2020 and December 31, 2019, the Company had no outstanding balance of federal funds purchased.
Note 5—Notes Payable
On January 29, 2016, the Company entered into a term loan with a commercial bank for a single principal advance of $8.0 million due to mature on January 29, 2021. Loan interest and principal was payable quarterly commencing April 2016 and accrued interest at an annual rate equal to 2.60% plus the greater of zero percent and the one-month LIBOR rate. The proceeds were used to redeem preferred stock and could be prepaid at any time. During the three months ended March 31, 2020, the Company paid off the note in full. The outstanding principal balance at December 31, 2019 was $3.7 million.
Note 6—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At March 31, 2020, the interest rate for the Company’s next scheduled payment was 5.51%, based on six-month LIBOR of 1.76%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At March 31, 2020, the interest rate for the Company’s next scheduled payment was 2.59%, based on three-month LIBOR of 0.74%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Interest rate floor. In 2019, the Company entered into 20 interest rate floor agreements (the "Floor Agreements") for a total notional amount of $400.0 million to hedge cash flow receipts on cash and securities or loans, if needed. The original Floor Agreements expire on various dates in April 2024 and July 2029. The Company utilizes one-month LIBOR and three-month LIBOR interest rate floors as hedges against adverse changes in cash flows on the designated cash, securities or loans attributable to fluctuations in the federal funds rate or three-month LIBOR below 2.50% or 2.25%, as applicable. The Floor Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these Floor Agreements was approximately $20.8 million. During the three months ended March 31, 2020, the Company sold $200.0 million of its total $400.0 million notional amount of interest rate floors for $13.0 million, which resulted in a net gain of $8.4 million, to be recognized over the weighted average remaining term of 4.1 years. The remaining agreements are one-month LIBOR floors with a strike price of 2.25% and expire in July 2029.
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

	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$33,445	Derivative assets	$23,054
Cash flow hedge interest rate cap	Derivative assets	61	Derivative assets	386

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$6,096	$16	Interest income - Other interest earning assets	$125	$(11)
Cash flow hedge interest rate floor	17,666	14	Interest income - Securities	117	(10)
Cash flow hedge interest rate cap	(280)	(113)	Interest expense - Subordinated debentures	(55)	(16)

The Company estimates that approximately $4.4 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
Note 8—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$1,295	21.0%	$2,821	21.0%
State tax, net of federal benefit	494	8.0%	1,018	7.6%
Tax credits	(56)	(0.9)%	(43)	(0.3)%
Other items, net	41	0.7%	202	1.5%
Actual tax expense	$1,774	28.8%	$3,998	29.8%

Income tax expense was $1.8 million for the three months ended March 31, 2020 compared to $4.0 million for the three months ended March 31, 2019. The decrease was primarily related to reduced pre-tax income for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were 28.8% and 29.8%, respectively. The decrease in the Company’s effective tax rate was primarily related to the recognition of state related tax adjustments during the three months ended March 31, 2019.
The deferred tax liability balance as of March 31, 2020 was $4.6 million compared to $0.4 million as of December 31, 2019. The primary change in balance was due to the increase in unrealized gains on derivative assets, partially offset by unrealized losses on our available-for-sale securities portfolio.
Note 9 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.2 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	March 31, 2020	December 31, 2019

	(Dollars in thousands)
Unfunded lines of credit	$61,231	$47,433
Letters of credit	655	655
Total credit extension commitments	$61,886	$48,088

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
In 2010, the Company adopted an equity compensation plan, or 2010 Plan, that provides for the grant of stock options to employees, directors, and other persons referred to in Rule 701 under the U.S. Securities Act of 1933. The number of shares that may be issued pursuant to awards under the 2010 Plan is 730,784. The Compensation Committee of the Company’s Board of Directors is responsible for administrating the 2010 Plan and determining the terms of all awards under it, including their vesting, except that in the case of a change in control of the Company all options granted under the 2010 Plan shall become 100% vested. As of March 31, 2020, there are no shares available for issuance under the 2010 Plan.
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures.
Total compensation cost charged against income was $199,000 and $19,000 for the three months ended March 31, 2020 and 2019, respectively.
A summary of stock option activity as of March 31, 2020 and changes during the three months ended March 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	917,857	$7.54
Granted	3,456	14.89
Exercised	(1,250)	12.00
Forfeited/Expired	(3,636)	11.67
Outstanding at March 31, 2020	916,427	$7.20	4.1 years	$3,249
Exercisable at March 31, 2020	681,909	$4.97	2.3 years	$3,246
Vested or Expected to Vest at March 31, 2020	882,558	$7.25	3.9 years	$3,249

As of March 31, 2020, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.4 years.
Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of March 31, 2020, and changes during the three months ended March 31, 2020, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	82,627	$16.09
Granted	1,175	14.89
Canceled or Forfeited	(3,944)	16.09
Nonvested at March 31, 2020	79,858	$16.07

At March 31, 2020, there was approximately $0.9 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 3.0 years.

Note 11—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Management believes, as of March 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
Actual capital amounts and ratios for the Company (assuming minimum capital adequacy ratios were applicable to the Company) and the Bank as of March 31, 2020 and December 31, 2019, are presented in the following tables:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2020
The Company
Tier 1 leverage ratio	$244,726	10.98%	$89,127	4.00%	N/A	N/A
Common equity tier 1 capital ratio	229,226	23.75%	43,436	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	244,726	25.35%	57,915	6.00%	N/A	N/A
Total risk-based capital ratio	251,438	26.05%	77,219	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	230,056	10.33%	89,096	4.00%	$111,371	5.00%
Common equity tier 1 capital ratio	230,056	23.86%	43,398	4.50%	62,686	6.50%
Tier 1 risk-based capital ratio	230,056	23.86%	57,864	6.00%	77,151	8.00%
Total risk-based capital ratio	236,768	24.55%	77,151	8.00%	96,439	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%

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
Financial Instruments Required To Be Carried At Fair Value
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Securities available-for-sale. The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).
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
Impaired loans (collateral-dependent). The Company does not record impaired loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants. These appraisals may utilize a single valuation approach or a combination of approaches, which generally include various Level 3 inputs. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and such adjustments are typically significant. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. Impaired loans presented in the table below as of the periods presented include impaired loans with specific allowances as well as impaired loans that have been partially charged-off.
Other real estate owned. Fair value estimates for foreclosed real estate are obtained from real estate brokers or other third-party consultants (Level 3). When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2020
Assets
Securities available-for-sale	$—	$964,317	$—	$964,317
Derivative assets	—	33,506	—	33,506
	$—	$997,823	$—	$997,823

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Assets
Securities available-for-sale	$—	$897,766	$—	$897,766
Derivative assets	—	23,440	—	23,440
	$—	$921,206	$—	$921,206

As of March 31, 2020 and December 31, 2019, assets measured at fair value on a non-recurring basis are summarized as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2020
Assets
Impaired loans:
Reverse mortgage	$—	$—	$310	$310

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Assets
Impaired loans:
Real estate:
One-to-four family	$—	$—	$56	$56
Reverse mortgage	—	—	308	308
Other real estate owned	—	—	128	128
	$—	$—	$492	$492

Quantitative Information about Level 3 Fair Value Measurements
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range	Weighted Average(1)
	(Dollars in thousands)
March 31, 2020
Collateral-dependent impaired loans	$310	Market comparable properties	Marketability discount	10.0%	10.0%
			Selling cost	8.0%	8.0%
________________________

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2020
Financial assets:
Cash and due from banks	$2,778	$2,778	$—	$—	$2,778
Interest earning deposits	163,422	163,422	—	—	163,422
Loans held-for-sale	435,023	—	435,023	—	435,023
Loans held-for-investment, net	679,416	—	—	681,447	681,447
Accrued interest receivable	6,344	3	3,480	2,861	6,344
Financial liabilities:
Deposits	$2,002,957	$—	$2,064,700	$—	$2,064,700
FHLB advances	30,000	—	30,000	—	30,000
Subordinated debentures	15,820	—	14,982	—	14,982
Accrued interest payable	215	—	215	—	215

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$1,579	$1,579	$—	$—	$1,579
Interest earning deposits	132,025	132,025	—	—	132,025
Loans held-for-sale	375,922	—	376,126	—	376,126
Loans held-for-investment, net	664,622	—	—	666,272	666,272
Accrued interest receivable	5,950	86	3,643	2,221	5,950
Financial liabilities:
Deposits	$1,814,654	$—	$1,826,100	$—	$1,826,100
Notes payable	3,714	—	3,714	—	3,714
Subordinated debentures	15,816	—	15,203	—	15,203
Accrued interest payable	559	—	559	—	559

Note 13—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Basic
Net income	$4,393	$9,436
Weighted average common shares outstanding	18,668	17,818
Basic earnings per common share	$0.24	$0.53
Diluted
Net income	$4,393	$9,436
Weighted average common shares outstanding for basic earnings per common share	18,668	17,818
Add: Dilutive effects of stock-based awards	449	440
Average shares and dilutive potential common shares	19,117	18,258
Dilutive earnings per common share	$0.23	$0.52

Stock options for 235,000 and 110,000 shares of common stock for the three months ended March 31, 2020 and 2019, respectively were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
Note 14 —Subsequent Events
Impact of COVID-19 Pandemic
Subsequent to March 31, 2020, the Company began modifying loans by offering payment deferrals for customers experiencing difficulty due to COVID-19, with payment deferrals of two or three months. As of May 5, 2020, 33 loans or a total of $118.7 million in loan balances had been modified to provide payment deferrals, with the majority of the modifications for our commercial real estate borrowers. The two sectors within our commercial real estate loan portfolio that are expected to be most heavily impacted by COVID-19, hospitality and retail, made up $91.1 million of these modifications. As of May 5, 2020, the Company had an additional 37 customers with total loan balances of $34.0 million that were in the process of modification. Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. None of the modified loans met or are expected to meet the criteria of a TDR under the CARES Act or the related interagency statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three month period ended March 31, 2020 are not necessarily indicative of results for the year ending December 31, 2020 or any future period.
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements. Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic (as defined below) and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s (“Federal Reserve”) target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cybersecurity risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.
If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2019 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.
Any forward-looking statement speaks only as of the date of this report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.
Novel Coronavirus Disease (“COVID-19”) Pandemic
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25 percent on March 16, 2020. The following is a summary of some of the actions that we have taken in response to COVID-19 as well as the current and potential effects of COVID-19 on the Company’s financial condition and results of operations.

Employees
Silvergate has prioritized ensuring the safety of the Company’s employees. Silvergate maintains a robust business continuity plan with periodic tests to ensure the plan’s effectiveness. Our most recent test of the pandemic portion of our business continuity plan was staged in September of 2019. That test positioned Silvergate to quickly adapt to the spreading pandemic in early March 2020, when we started to move a majority of the Company’s employees to a remote working environment while seamlessly maintaining our operations. The Company adheres to social distancing policies for those few employees still working in the office, has reduced branch hours and continually provides guidelines to employees to promote healthy habits and ways to stay connected while working remotely.
Customers and Community
To support the Company’s customers and the local community, Silvergate has initiated payment relief for borrowers impacted by COVID-19, and established referral relationships for those seeking assistance under the Small Business Administration’s (or SBA’s) Paycheck Protection Program (“PPP”). The Company has contacted the vast majority of all of the Company’s commercial real estate borrowers to discuss and assess their financial status. Silvergate has instructed the sub-servicer for the Company’s one-to-four family residential mortgages to offer borrower payment deferrals for confirmed hardships related to COVID-19. During this pandemic Silvergate has provided its customers uninterrupted banking access, including through the SEN.
Silvergate partners with various community organizations that address the needs of low to moderate income individuals and small businesses. Recently, the Company donated $45,000 to a number of nonprofit organizations trying to achieve their service missions in the wake of increased demand due to COVID-19, and the Company funded eight $1,000 scholarships for college students who are experiencing housing challenges.
Loan Portfolio
At March 31, 2020, Silvergate’s loans gross held-for-investment portfolio was $683.2 million, with its largest segments consisting of commercial real estate and one-to-four-family real estate loans. Within the commercial real estate loan portfolio, the Company had $61.9 million of retail loans and $46.1 million of hospitality loans at such date. During the first quarter, the Company recorded a provision for loan losses of $0.4 million and the ratio of the allowance for loan losses to gross loans held-for-investment at March 31, 2020 was 0.96%. The level of the first quarter provision was based on modest increases in loan portfolio balances, Silvergate’s historically strong credit quality and minimal loan charge-offs, and was largely influenced by the low to moderate loan-to-value margins in the Company's commercial and multi-family real estate and single-family residential real estate loans held-for-investment, as evidenced by weighted average loan-to-value ratios in the low- to mid-50% range as of March 31, 2020. Although there is significant uncertainly in the current economic environment due to the impact of the COVID-19 pandemic, the Company’s relatively low loan-to-value ratios provides a lower probability of loss in the event of defaults in the Company’s loan portfolio. The Company will continue to monitor trends in its loan portfolio segments for any known or probable adverse conditions with a particular emphasis on our retail and hospitality loans within our commercial real estate loan portfolio.
Subsequent to March 31, 2020, the Company began modifying loans by offering payment deferrals for customers experiencing difficulty due to COVID-19, with payment deferrals of two or three months. As of May 5, 2020, 33 loans or a total of $118.7 million in loan balances had been modified to provide payment deferrals, with the majority of the modifications for our commercial real estate borrowers. The two sectors within our commercial real estate loan portfolio that are expected to be most heavily impacted by COVID-19, hospitality and retail, made up $91.1 million of these modifications. As of May 5, 2020, the Company had an additional 37 customers with total loan balances of $34.0 million that were in the process of modification. Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not troubled debt restructurings (“TDRs”). In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. None of the modified loans met or are expected to meet the criteria of a TDR under the CARES Act or the related interagency statement.
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
Digital Currency Initiative
We leverage the SEN and our management team’s expertise in the digital currency industry to develop, implement and maintain critical financial infrastructure solutions and services for many of the largest U.S. digital currency exchanges and global investors, as well as other digital currency infrastructure providers that utilize the Company as a foundational layer for their products. The SEN is a central element of the operations of our digital currency related customers, which enables us to grow with our existing customers and to attract new customers who can benefit from our innovative solutions and services. We believe that our vision and advanced approach to compliance complement the SEN and empower us to extend our leadership position in the industry by developing additional infrastructure solutions and services that will facilitate growth in our business.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of March 31, 2020, we had over 200 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our API.
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
Silvergate Exchange Network
The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
# SEN Transactions	31,405	7,097
$ Volume of SEN Transfers	$17,372	$4,076

Financial Results
The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$20,062	$20,063
Interest expense	4,584	747
Net interest income	15,478	19,316
Provision for loan losses	367	267
Net interest income after provision	15,111	19,049
Noninterest income	4,931	7,871
Noninterest expense	13,875	13,486
Income before income taxes	6,167	13,434
Income tax expense	1,774	3,998
Net income	$4,393	$9,436
Financial Ratios(1):
Return on average assets (ROAA)(2)	0.79%	1.94%
Return on average equity (ROAE)(2)	7.14%	19.53%
Net interest margin(3)	2.86%	4.01%
Noninterest income to average assets(2)	0.89%	1.62%
Noninterest expense to average assets	2.50%	2.77%
Efficiency ratio(2)(4)	67.98%	49.60%
Loan yield(5)	5.15%	5.75%
Cost of deposits	0.87%	0.08%
Cost of funds	0.94%	0.17%
Share Data:
Basic earnings per share	$0.24	$0.53
Diluted earnings per share	$0.23	$0.52
Basic weighted average shares outstanding	18,668	17,818
Diluted weighted average shares outstanding	19,117	18,258
________________________

(1)	Data has been annualized except for efficiency ratio.

(2)
Excluding the gain attributed to the branch sale, net income would have been $5.5 million and ROAA, ROAE, noninterest income to average assets and efficiency ratio would have been 1.13%, 11.38%, 0.49% and 62.21%, respectively, for the three months ended March 31, 2019. See “Non-GAAP Financial Measures” for a reconciliation of these metrics.

(3)	Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period.

(4)	Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.

(5)	Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	March 31, 2020	December 31, 2019

	(Dollars in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$166,200	$133,604
Securities	964,317	897,766
Loans held-for-sale	435,023	375,922
Loans held-for-investment, net	679,416	664,622
Other assets	65,752	56,213
Total assets	$2,310,708	$2,128,127
Deposits	$2,002,957	$1,814,654
Borrowings	45,820	68,530
Other liabilities	17,179	13,907
Total liabilities	2,065,956	1,897,091
Total shareholders’ equity	244,752	231,036
Total liabilities and shareholders' equity	$2,310,708	$2,128,127
Nonperforming Assets:
Nonperforming loans	$5,126	$5,909
Troubled debt restructurings	$1,676	$1,791
Other real estate owned, net	—	$128
Nonperforming assets	$5,126	$6,037
Asset Quality Ratios:
Nonperforming assets to total assets	0.22%	0.28%
Nonperforming loans to gross loans(1)	0.75%	0.88%
Nonperforming assets to gross loans and other real estate owned(1)	0.75%	0.90%
Net charge-offs (recoveries) to average total loans(1)	0.00%	0.01%
Allowance for loan losses to gross loans(1)	0.96%	0.93%
Allowance for loan losses to nonperforming loans	127.94%	104.77%
Company Capital Ratios:
Tier 1 leverage ratio	10.98%	11.23%
Common equity tier 1 capital ratio	23.75%	24.52%
Tier 1 risk-based capital ratio	25.35%	26.21%
Total risk-based capital ratio	26.05%	26.90%
Total shareholders’ equity to total assets	10.59%	10.86%
Book value per share	$13.11	$12.38
Bank Capital Ratios:
Tier 1 leverage ratio	10.33%	10.52%
Common equity tier 1 capital ratio	23.86%	24.55%
Tier 1 risk-based capital ratio	23.86%	24.55%
Total risk-based capital ratio	24.55%	25.24%
Other:
Total headcount	211	215
________________________

(1)	Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Other than uncertainty related to COVID-19, there have been no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.
Accounting policies, as described in detail in the notes to our consolidated financial statements, included in the Company’s Annual Report on Form 10-K, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that those critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$20,062	$20,063	0.0%
Interest expense	4,584	747	513.7%
Net interest income	15,478	19,316	(19.9)%
Provision for loan losses	367	267	37.5%
Net interest income after provision	15,111	19,049	(20.7)%
Noninterest income	4,931	7,871	(37.4)%
Noninterest expense	13,875	13,486	2.9%
Net income before income taxes	6,167	13,434	(54.1)%
Income tax expense	1,774	3,998	(55.6)%
Net income	$4,393	$9,436	(53.4)%
Net income for the three months ended March 31, 2020 was $4.4 million, a decrease of $5.0 million or 53.4% from net income of $9.4 million for the three months ended March 31, 2019. The decrease was primarily due to a $3.8 million increase in interest expense, a $2.9 million decrease in noninterest income, a $0.4 million increase in noninterest expense and a $2.2 million decrease in income tax expense, all as described below.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$234,356	$724	1.24%	$635,073	$3,797	2.42%
Securities(1)	908,776	6,096	2.70%	380,403	3,033	3.23%
Loans(2)(3)	1,024,982	13,121	5.15%	925,389	13,111	5.75%
Other	10,746	121	4.53%	10,514	122	4.71%
Total interest earning assets	2,178,860	20,062	3.70%	1,951,379	20,063	4.17%
Noninterest earning assets	49,307			21,104
Total assets	$2,228,167			$1,972,483
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$441,682	$4,051	3.69%	$201,194	$341	0.69%
FHLB advances and other borrowings	67,229	263	1.57%	16,921	142	3.40%
Subordinated debentures	15,818	270	6.87%	15,803	264	6.78%
Total interest bearing liabilities	524,729	4,584	3.51%	233,918	747	1.30%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,436,062			1,531,877
Other liabilities	19,900			10,699
Shareholders’ equity	247,476			195,989
Total liabilities and shareholders’ equity	$2,228,167			$1,972,483
Net interest spread(4)			0.19%			2.87%
Net interest income		$15,478			$19,316
Net interest margin(5)			2.86%			4.01%
________________________
(1)Securities interest income includes $48,000 of tax-exempt income associated with municipal bonds purchased in the first quarter of 2020.
(2)Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.
(3)Interest income includes amortization of deferred loan fees, net of deferred loan costs.
(4)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.
(5)Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended March 31, 2020 Compared to 2019
	Change Due To		Interest Variance
	Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(1,740)	$(1,333)	$(3,073)
Securities	3,613	(550)	3,063
Loans	1,339	(1,329)	10
Other	3	(4)	(1)
Total interest income	3,215	(3,216)	(1)
Interest Expense:
Interest bearing deposits	791	2,919	3,710
FHLB advances and other borrowings	231	(110)	121
Subordinated debentures	—	6	6
Total interest expense	1,022	2,815	3,837
Net interest income	$2,193	$(6,031)	$(3,838)
Net interest income decreased $3.8 million to $15.5 million for the three months ended March 31, 2020 compared to $19.3 million for the three months ended March 31, 2019, due to an increase of $3.8 million in interest expense.
Average total interest earning assets increased $227.5 million or 11.7%, from $2.0 billion for the three months ended March 31, 2019 to $2.2 billion for the three months ended March 31, 2020. This increase was due to increases in securities and loans offset by decreases in interest earning deposits in other banks. The average balance of securities increased from $380.4 million for the three months ended March 31, 2019 to $908.8 million for the three months ended March 31, 2020 while the average balance of interest bearing deposits in other banks decreased from $635.1 million to $234.4 million over the same time period. The movement in these asset classes was primarily due to the implementation of the Company’s hedging strategy, intended to protect earnings in a declining interest rate environment that was implemented starting in March 2019. The total balances of the hedging strategy included the purchase of $400.0 million in notional amount of interest rate floors, $350.4 million in fixed-rate commercial mortgage-backed securities and issuing $325.0 million of callable brokered certificates of deposit. At March 31, 2019, we had purchased $100.0 million in notional amount of interest rate floors and $92.1 million in commercial mortgage-backed securities. The average annualized yield on total interest earning assets decreased from 4.17% for the three months ended March 31, 2019 to 3.70% for the three months ended March 31, 2020 primarily due to lower yields on interest earning deposits in other banks and securities as well as loans. The lower yields were due to declines in federal funds rate and London Interbank Offered Rate (or “LIBOR”) which was partially offset by the interest rate floors. During the three months ended March 31, 2020, the Company sold $200.0 million of its total $400.0 million notional amount of interest rate floors, which resulted in a net gain of $8.4 million, to be recognized over the weighted average remaining term of 4.1 years. The sale of the floors secured the benefit of lower interest rates at the time of the sale.
Average interest bearing liabilities increased $290.8 million or 124.3% for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to an increase in interest bearing deposits between periods, and an increase in Federal Home Loan Bank (“FHLB”) advances and other borrowings. The outstanding balance of brokered certificates of deposit was $142.6 million as of March 31, 2020 compared to zero outstanding as of March 31, 2019. The average annualized rate on total interest bearing liabilities increased to 3.51% for the three months ended March 31, 2020 compared to 1.30% for the same period in 2019, primarily due to the callable brokered certificates of deposits associated with our hedging strategy. During the three months ended March 31, 2020, the Company called $278.3 million and reissued $95.9 million of the callable brokered certificates of deposit, which resulted in the recognition of $2.1 million of premium amortization in interest expense. The accelerated impact of premium expense is being offset by lower rates on the newly issued certificates of deposits and overall lower outstanding balance. The weighted average all-in cost of the brokered certificates of deposit was 1.92% as of March 31, 2020.

For the three months ended March 31, 2020, the net interest spread was 0.19% and the net interest margin was 2.86% compared to 2.87% and 4.01%, respectively, for the comparable period in 2019. The decrease in the net interest spread in the three months ended March 31, 2020 was primarily due to the impact of lower federal funds rates and LIBOR, along with increased FHLB borrowings, partially mitigated by the combined effects associated with the hedging strategy, which included the impacts of calling and reissuing a portion of the brokered callable certificates of deposit, along with the benefit derived from the interest rate floors.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded a provision for loan losses of $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The allowance for loan losses to total gross loans held-for-investment was 0.96% at March 31, 2020 compared to 1.14% at March 31, 2019. The provision for the three months ended March 31, 2020 was due to increases in loan portfolio balances and recalibration of qualitative factors in our allowance for loan losses methodology for certain portfolio segments to reflect current economic conditions at the end of the quarter.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended March 31,
	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$382	$366	4.4%
Service fees related to off-balance sheet deposits	70	759	(90.8)%
Deposit related fees	1,766	987	78.9%
Gain on sale of securities, net	1,197	—	N/M
Gain on sale of loans, net	506	189	167.7%
Gain on sale of branch, net	—	5,509	N/M
Gain on extinguishment of debt	925	—	N/M
Other income	85	61	39.3%
Total noninterest income	$4,931	$7,871	(37.4)%
________________________
N/M—Not meaningful
Noninterest income for the three months ended March 31, 2020 was $4.9 million, a decrease of $2.9 million or 37.4% compared to noninterest income of $7.9 million for the three months ended March 31, 2019. This decrease was primarily due to a pre-tax gain on sale of $5.5 million for our San Marcos branch and business loan portfolio that was completed in March 2019 and a $0.7 million decrease in service fees related to off-balance sheet deposits. The decline in service fees related to off-balance sheet deposits was due to a $102.8 million decline in average off-balance sheet deposit balances from $174.7 million for the three months ended March 31, 2019 to $71.9 million for the three months ended March 31, 2020 and a decline in interest rate spread on these balances. Service fees related to off-balance sheet deposits was an opportunity in the prior year, but is not expected to be an area of focused growth. These decreases were partially offset by increases of $1.2 million in gain on sale of securities, $0.9 million in gain on extinguishment of debt and $0.8 million in deposit related fees. During the three months ended March 31, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain of $0.9 million. The $0.8 million increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended March 31,
	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$8,955	$8,765	2.2%
Occupancy and equipment	907	873	3.9%
Communications and data processing	1,261	1,037	21.6%
Professional services	985	1,445	(31.8)%
Federal deposit insurance	123	175	(29.7)%
Correspondent bank charges	373	279	33.7%
Other loan expense	122	125	(2.4)%
Other general and administrative	1,149	787	46.0%
Total noninterest expense	$13,875	$13,486	2.9%

Noninterest expense increased $0.4 million or 2.9% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in salaries and employee benefits, occupancy and equipment and communications and data processing expense, partially offset by decreases in professional services. The increase of $0.2 million or 2.2% in salaries and employee benefits was primarily due to a moderate increase in cost per full-time equivalent employee including an increase of $0.2 million in stock-based compensation expense. Communications and data processing increased $0.2 million or 21.6% primarily due to expansion projects to support our digital currency initiative and amortization of previously capitalized foreign currency platform enhancements. We continue to invest in scalable technology, and are committed to expanding our banking platform with a cloud-based API-enabled payment hub to complement our API-enabled SEN. In addition, we are implementing a customer-facing foreign exchange platform. While we continue to invest in projects to strengthen our ability to operate efficiently and effectively while leveraging existing and new technology, professional service fees have decreased by $0.5 million or 31.8% due to decreased consulting expense related to our foreign exchange platform and the Bank’s implementation of the Current Expected Credit Losses methodology (“CECL”) which has been delayed.
Income Tax Expense
Income tax expense was $1.8 million for the three months ended March 31, 2020 compared to $4.0 million for the three months ended March 31, 2019. The decrease was primarily related to decreased pre-tax income. Our effective tax rates for the three months ended March 31, 2020 and 2019 were 28.8% and 29.8%, respectively. The decrease in our effective tax rate was primarily related to the recognition of state related tax adjustments during the three months ended March 31, 2019.
Financial Condition
As of March 31, 2020, our total assets increased to $2.3 billion compared to $2.1 billion as of December 31, 2019. Shareholders’ equity increased $13.7 million, or 5.9%, to $244.8 million at March 31, 2020 compared to $231.0 million at December 31, 2019. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is discussed below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $132.0 million at December 31, 2019 to $163.4 million at March 31, 2020.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the years presented, all securities were classified as available-for-sale.
Our securities available-for-sale increased $66.6 million, or 7.4%, from $897.8 million at December 31, 2019 to $964.3 million at March 31, 2020. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, municipal bonds and asset backed securities. Our securities portfolio has grown substantially due to the implementation of a hedging strategy and utilizing cash to purchase high quality available-for-sale securities. During the three months ended March 31, 2020, we sold $12.8 million of fixed-rate commercial mortgage-backed securities and realized a gain on sale of $1.2 million. In addition, during the three months ended March 31, 2020, we purchased $13.2 million of fixed-rate commercial mortgage-backed securities and $85.8 million of highly rated tax-exempt municipal bonds. These municipal bonds are all general obligation or revenue bonds that are fixed rate and have call dates within 10 years. The purchase of such fixed rate investments helps mitigate a decline in interest income in a declining rate environment and also provides higher returns compared to lower yielding cash and cash alternatives.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at March 31, 2020 and the amortized cost and carrying value of those securities as of the indicated dates.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
March 31, 2020
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$—	—	$—	—	$—	—	$682	3.67%	$682	$716	3.67%
Government agency collateralized mortgage obligation	—	—	—	—	349	1.33%	235,985	2.14%	236,334	236,180	2.14%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	25,844	2.89%	25,844	22,382	2.89%
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	—	—	—	—	—	—	364,543	3.00%	364,543	374,650	3.00%
Municipal bonds	—	—	—	—	13,975	3.15%	71,293	3.39%	85,268	92,656	3.35%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	256,449	2.31%	256,449	237,733	2.31%
Total securities	$—	—	$—	—	$14,324	3.11%	$954,796	2.63%	$969,120	$964,317	2.64%

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$682	$716	$769	$801
Government agency collateralized mortgage obligation	236,334	236,180	242,203	241,918
Private-label collateralized mortgage obligation	25,844	22,382	26,346	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	364,543	374,650	364,719	377,016
Municipal bonds	85,268	92,656	—	—
Asset backed securities:
Government sponsored student loan pools	256,449	237,733	258,022	251,531
Total securities	$969,120	$964,317	$892,059	$897,766

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
The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$202,214	29.6%	$193,367	28.9%
Multi-family	76,721	11.2%	81,233	12.2%
Commercial	325,116	47.6%	331,052	49.6%
Construction	10,034	1.5%	7,213	1.1%
Commercial and industrial	15,948	2.3%	14,440	2.1%
Consumer and other	154	0.0%	122	0.0%
Reverse mortgage	1,431	0.2%	1,415	0.2%
Mortgage warehouse	51,596	7.6%	39,247	5.9%
Total gross loans held-for-investment	683,214	100.0%	668,089	100.0%
Deferred fees, net	2,760		2,724
Total loans held-for-investment	685,974		670,813
Allowance for loan losses	(6,558)		(6,191)
Total net loans held-for-investment	$679,416		$664,622
Loans held-for-sale	$435,023		$375,922

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at March 31, 2020:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	March 31, 2020
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$2	$355	$201,857	$202,214
Multi-family	1,227	36,173	39,321	76,721
Commercial	33,475	133,572	158,069	325,116
Construction	6,923	3,111	—	10,034
Commercial and industrial	12,442	3,506	—	15,948
Consumer and other	154	—	—	154
Reverse mortgage	—	—	1,431	1,431
Mortgage warehouse	51,596	—	—	51,596
Total gross loans held-for-investment	$105,819	$176,717	$400,678	$683,214
Amounts with fixed rates	$73,765	$91,551	$121,324	$286,640
Amounts with floating rates	$32,054	$85,166	$279,354	$396,574
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
Nonperforming loans decreased to $5.1 million, or 0.75% of total loans, at March 31, 2020 compared to $5.9 million, or 0.88% of total loans, at December 31, 2019. The decrease in nonperforming loans during the three months ended March 31, 2020 was due to principal repayments on nonperforming commercial and industrial loans and payoffs on one-to-four family real estate loans.
Other real estate owned was zero as of March 31, 2020 compared to $128,000 at December 31, 2019.
Total nonperforming assets were $5.1 million and $6.0 million at March 31, 2020 and December 31, 2019, respectively, or 0.22% and 0.28%, respectively, of total assets.

The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	March 31, 2020	December 31, 2019

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$3,478	$3,963
Commercial and industrial	798	1,098
Reverse mortgage	850	848
Accruing loans 90 or more days past due	—	—
Total gross nonperforming loans	5,126	5,909
Other real estate owned, net	—	128
Total nonperforming assets	$5,126	$6,037
Ratio of nonperforming loans to total loans(1)	0.75%	0.88%
Ratio of nonperforming assets to total assets	0.22%	0.28%

Troubled debt restructurings
Restructured loans-nonaccrual	$1,065	$1,202
Restructured loans-accruing	611	589
Total troubled debt restructurings	$1,676	$1,791
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

•	Loss. Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2020
Real estate loans:
One-to-four family	$198,736	$—	$3,478	$—	$202,214
Multi-family	76,721	—	—	—	76,721
Commercial	316,595	8,521	—	—	325,116
Construction	10,034	—	—	—	10,034
Commercial and industrial	13,696	—	2,252	—	15,948
Consumer and other	154	—	—	—	154
Reverse mortgage	444	137	850	—	1,431
Mortgage warehouse	51,596	—	—	—	51,596
Total gross loans held-for-investment	$667,976	$8,658	$6,580	$—	$683,214

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089
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
Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as TDRs. As of March 31, 2020, the Company held nine loans amounting to $1.7 million, which were TDRs, compared to nine loans amounting to $1.8 million at December 31, 2019.

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31,
	2020	2019

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,191	$6,723
Net charge-offs (recoveries)	—	—
Provision for loan losses	367	267
Allowance for loan losses at period end	$6,558	$6,990

Total gross loans outstanding (end of period)	$683,214	$615,571
Average loans outstanding	$664,040	$606,985

Allowance for loan losses to period end loans	0.96%	1.14%
Net charge-offs (recoveries) to average loans	0.00%	0.00%
Our allowance for loan losses at March 31, 2020 and 2019 was $6.6 million and $7.0 million, respectively, or 0.96% and 1.14% of loans for each respective period-end.
We had no charge-offs and no recoveries for the three months ended March 31, 2020 and 2019.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2020		December 31, 2019
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,971	0.29%	$2,051	0.31%
Multi-family	689	0.10%	653	0.10%
Commercial	2,957	0.43%	2,791	0.41%
Construction	258	0.04%	96	0.01%
Commercial and industrial	426	0.06%	312	0.05%
Consumer and other	1	0.00%	1	0.00%
Reverse mortgage	38	0.01%	37	0.01%
Mortgage warehouse	218	0.03%	250	0.04%
Total allowance for loan losses	$6,558	0.96%	$6,191	0.93%
________________________
(1)Loan category as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers. Deposits increased to $2.0 billion at March 31, 2020 compared to $1.8 billion December 31, 2019. Noninterest bearing deposits totaled $1.7 billion (representing approximately 87.1% of total deposits) at March 31, 2020, compared to $1.3 billion (representing approximately 74.0% of total deposits) at December 31, 2019. At March 31, 2020, deposits by foreign depositors amounted to $752.8 million or 37.6% of total deposits. The increase in total deposits from December 31, 2019 was driven by an increase in deposit levels from our digital currency customers who maintained excess capital with Silvergate as a result of the dislocation taking place in the digital currency markets during March 2020.
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	March 31, 2020		December 31, 2019
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	61	$599	60	$527
Institutional investors	541	715	509	432
Other customers	248	379	235	286
Total	850	$1,693	804	$1,246
________________________

(1)	Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.87% and 0.94%, respectively, for the three months ended March 31, 2020 as compared to 0.08% and 0.17%, respectively, for the three months ended March 31, 2019. The increase in the weighted average cost of deposits compared to the prior period was driven by the addition of new callable brokered certificates of deposit associated with a hedging strategy and the $2.1 million premium amortization expense recognized during the three months ended March 31, 2020, as discussed in “—Results of Operations—Net Interest Income and Net Interest Margin Analysis” above.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$1,436,062	—	$1,445,232	—
Interest bearing accounts:
Interest bearing demand accounts	51,551	0.13%	49,052	0.14%
Money market and savings accounts	81,670	0.97%	90,551	0.87%
Certificates of deposit:
Brokered certificates of deposit	306,828	5.02%	187,966	3.54%
Other	1,633	0.99%	13,026	1.49%
Total interest bearing deposits	441,682	3.69%	340,595	2.26%
Total deposits	$1,877,744	0.87%	$1,785,827	0.43%
The following table presents the maturities of our certificates of deposit as of March 31, 2020:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$111	$250	$282	$473	$1,116
Less than $100,000	132	17	68	141,518	141,735
Total	$243	$267	$350	$141,991	$142,851

Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2020, approximately $1.0 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2020, we had $643.8 million in available borrowing capacity from the FHLB. At March 31, 2020, we had $30.0 million in outstanding FHLB advances.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Three Months Ended March 31, 2020	Year Ended December 31, 2019

	(Dollars in thousands)
Amount outstanding at period-end	$30,000	$49,000
Weighted average interest rate at period-end	0.21%	1.66%
Maximum month-end balance during the period	$115,000	$218,000
Average balance outstanding during the period	$63,934	$28,205
Weighted average interest rate during the period	1.45%	1.94%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $5.8 million as of March 31, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of March 31, 2020.
The Company has also issued subordinated debentures, and has access to borrow federal funds or lines of credit with correspondent banks. At March 31, 2020, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At March 31, 2020, the interest rate for the Company’s next scheduled payment was 5.51%, based on six-month LIBOR of 1.76%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At March 31, 2020, the interest rate for the Company’s next scheduled payment was 2.59%, based on three-month LIBOR of 0.74%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At March 31, 2020, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $32.0 million with other correspondent banks.

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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. At March 31, 2020, we had $30.0 million in outstanding FHLB advances. We did not have any borrowings outstanding with the FRB at March 31, 2020. As of March 31, 2020, we had $643.8 million of available borrowing capacity from the FHLB, $5.8 million of available borrowing capacity from the FRB and available lines of credit of $32.0 million with other correspondent banks. Cash and cash equivalents at March 31, 2020 were $166.2 million. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $13.7 million to $244.8 million at March 31, 2020 compared to $231.0 million at December 31, 2019. The increase in shareholders’ equity was primarily due to net income for the three months ended March 31, 2020, which amounted to $4.4 million and an increase in accumulated other comprehensive income of $9.1 million. The increase in accumulated other comprehensive income was primarily due to unrealized gains on derivatives purchased in connection with our hedging strategy, partially offset by unrealized losses on our available-for-sale securities portfolio.
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
As of March 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company (assuming minimum capital adequacy ratios were applicable to the Company) and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2020
The Company
Tier 1 leverage ratio	$244,726	10.98%	$89,127	4.00%	N/A	N/A
Common equity tier 1 capital ratio	229,226	23.75%	43,436	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	244,726	25.35%	57,915	6.00%	N/A	N/A
Total risk-based capital ratio	251,438	26.05%	77,219	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	230,056	10.33%	89,096	4.00%	$111,371	5.00%
Common equity tier 1 capital ratio	230,056	23.86%	43,398	4.50%	62,686	6.50%
Tier 1 risk-based capital ratio	230,056	23.86%	57,864	6.00%	77,151	8.00%
Total risk-based capital ratio	236,768	24.55%	77,151	8.00%	96,439	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%
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
This Quarterly Report on Form 10-Q includes certain non-GAAP financial measures for the three months ended March 31, 2020 and 2019 in order to present our results of operations for that period on a basis consistent with our historical operations. On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement with HomeStreet Bank to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. This transaction, which was completed in March 2019, generated a pre-tax gain on sale of $5.5 million. There were no non-GAAP adjustments for the three months ended March 31, 2020.
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

	Three Months Ended March 31,
	2020	2019

	(Dollars in thousands)
Net income
Net income, as reported	$4,393	$9,436
Adjustments:
Gain on sale of branch, net	—	(5,509)
Tax effect(1)	—	1,574
Adjusted net income	$4,393	$5,501

Noninterest income / average assets(2)
Noninterest income	$4,931	$7,871
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted noninterest income	4,931	2,362
Average assets	2,228,167	1,972,483
Noninterest income / average assets, as reported	0.89%	1.62%
Adjusted noninterest income / average assets	0.89%	0.49%

Return on average assets (ROAA)(2)
Adjusted net income	$4,393	$5,501
Average assets	2,228,167	1,972,483
Return on average assets (ROAA), as reported	0.79%	1.94%
Adjusted return on average assets	0.79%	1.13%

Return on average equity (ROAE)(2)
Adjusted net income	$4,393	$5,501
Average equity	247,476	195,989
Return on average equity (ROAE), as reported	7.14%	19.53%
Adjusted return on average equity	7.14%	11.38%

Efficiency ratio
Noninterest expense	$13,875	$13,486
Net interest income	15,478	19,316
Noninterest income	4,931	7,871
Total net interest income and noninterest income	20,409	27,187
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted total net interest income and noninterest income	20,409	21,678
Efficiency ratio, as reported	67.98%	49.60%
Adjusted efficiency ratio	67.98%	62.21%
________________________

(1)	Amount represents the total income tax effect of the adjustment, which is calculated based on the applicable marginal tax rate of 28.58%.

(2)	Data has been annualized.
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
Exposure to interest rate risk is managed by the Bank’s Asset Liability Management Committee, in accordance with policies approved by the board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital under the current interest rate outlook, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk that include an analysis of relationships between interest earning assets and interest-bearing liabilities as well as utilizing an interest rate simulation model where various rate scenarios can be analyzed.
The following table indicates that, for periods less than one year, rate-sensitive assets exceed rate-sensitive liabilities, resulting in an asset-sensitive position. For a bank with an asset-sensitive position, or positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect. Due to our asset sensitive position, we have implemented a hedging strategy to reduce our interest rate risk exposure in a declining rate environment.

INTEREST SENSITIVITY GAP

	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non -Sensitive	Total

	(Dollars in thousands)
March 31, 2020
Assets
Interest earning assets
Loans(1)	$543,981	$50,264	$181,790	$776,035	$344,962	$1,120,997
Securities(2)	477,696	3,123	20,106	500,925	473,661	974,586
Interest earning deposits in other banks	160,391	—	—	160,391	—	160,391
Total earning assets	$1,182,068	$53,387	$201,896	$1,437,351	$818,623	$2,255,974
Liabilities
Interest bearing liabilities
Interest bearing deposits	$114,887	$—	$—	$114,887	$—	$114,887
Certificates of deposit	131	111	617	859	141,992	142,851
Total interest bearing deposits	115,018	111	617	115,746	141,992	257,738
FHLB advances	30,000	—	—	30,000	—	30,000
Total interest bearing liabilities	$145,018	$111	$617	$145,746	$141,992	$287,738
Period gap	$1,037,050	$53,276	$201,279	$1,291,605	$676,631	$1,968,236
Cumulative gap	$1,037,050	$1,090,326	$1,291,605	$1,291,605	$1,968,236
Ratio of cumulative gap to total earning assets	45.97%	48.33%	57.25%	57.25%	87.25%
________________________

(1)	Includes loans held-for-sale.

(2)	Includes FHLB and FRB stock.

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
The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2020:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2020	(11.97)%	0.00%	9.26%	20.74%	31.27%
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
The following table illustrates the results of our EVE analysis as of March 31, 2020.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2020	(4.39)%	0.00%	5.15%	9.55%	13.00%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The section titled Risk Factors in Part I, Item 1A of our 2019 Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Form 10-K.
The recent COVID-19 pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.
In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances surrounding this pandemic, it is difficult to predict the impact of the pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus pandemic will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.
Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by U.S. federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.
Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.
The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.
Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.
Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions may increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multi-family residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.
We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.
Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.
Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Form 10-K will be heightened.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

SILVERGATE CAPITAL CORPORATION

Date:	May 12, 2020	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2020	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)