Form 10-Q
period 2020-06-30
Silvergate Capital Corp
filed 2020-08-11
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2020, the registrant had 18,612,475 shares of Class A voting common stock and 64,197 shares of Class B non-voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$13,777	$1,579
Interest earning deposits in other banks	185,667	132,025
Cash and cash equivalents	199,444	133,604
Securities available-for-sale, at fair value	951,094	897,766
Loans held-for-sale, at lower of cost or fair value	321,835	375,922
Loans held-for-investment, net of allowance for loan losses of $6,763 and $6,191 at June 30, 2020 and December 31, 2019, respectively	793,548	664,622
Federal home loan and federal reserve bank stock, at cost	13,499	10,264
Accrued interest receivable	7,700	5,950
Other real estate owned, net	51	128
Premises and equipment, net	3,326	3,259
Operating lease right-of-use assets	3,846	4,571
Derivative assets	35,770	23,440
Low income housing tax credit investment	917	954
Other assets	9,683	7,647
Total assets	$2,340,713	$2,128,127
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$1,563,136	$1,343,667
Interest bearing accounts	107,773	470,987
Total deposits	1,670,909	1,814,654
Federal home loan bank advances	360,000	49,000
Notes payable	—	3,714
Subordinated debentures, net	15,823	15,816
Operating lease liabilities	4,146	4,881
Accrued expenses and other liabilities	21,730	9,026
Total liabilities	2,072,608	1,897,091
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 18,379 and 17,775 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	184	178
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 297 and 893 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	9
Additional paid-in capital	132,479	132,138
Retained earnings	102,169	92,310
Accumulated other comprehensive income	33,270	6,401
Total shareholders’ equity	268,105	231,036
Total liabilities and shareholders’ equity	$2,340,713	$2,128,127
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$11,710	$11,684	$24,831	$24,795
Taxable securities	4,123	4,501	10,171	7,534
Tax-exempt securities	1,577	—	1,625	—
Other interest earning assets	405	3,058	1,129	6,855
Dividends and other	200	229	321	351
Total interest income	18,015	19,472	38,077	39,535
Interest expense
Deposits	1,652	1,194	5,703	1,535
Federal home loan bank advances	44	—	271	—
Notes payable and other	—	443	36	585
Subordinated debentures	267	267	537	531
Total interest expense	1,963	1,904	6,547	2,651
Net interest income before provision for loan losses	16,052	17,568	31,530	36,884
Provision for loan losses	222	152	589	419
Net interest income after provision for loan losses	15,830	17,416	30,941	36,465
Noninterest income
Mortgage warehouse fee income	450	346	832	712
Service fees related to off-balance sheet deposits	7	412	77	1,171
Deposit related fees	2,438	1,171	4,204	2,158
Gain on sale of securities, net	2,556	—	3,753	—
(Loss) gain on sale of loans, net	(56)	156	450	345
Gain on sale of branch, net	—	—	—	5,509
Gain on extinguishment of debt	—	—	925	—
Other income	39	69	124	130
Total noninterest income	5,434	2,154	10,365	10,025
Noninterest expense
Salaries and employee benefits	9,002	8,082	17,957	16,847
Occupancy and equipment	894	1,012	1,801	1,885
Communications and data processing	1,313	1,123	2,574	2,160
Professional services	1,105	1,073	2,090	2,518
Federal deposit insurance	182	168	305	343
Correspondent bank charges	347	301	720	580
Other loan expense	99	118	221	243
Other real estate owned expense	—	5	—	5
Other general and administrative	1,030	839	2,179	1,626
Total noninterest expense	13,972	12,721	27,847	26,207
Income before income taxes	7,292	6,849	13,459	20,283
Income tax expense	1,826	1,693	3,600	5,691
Net income	$5,466	$5,156	$9,859	$14,592
Basic earnings per share	$0.29	$0.29	$0.53	$0.82
Diluted earnings per share	$0.29	$0.28	$0.52	$0.80
Weighted average shares outstanding:
Basic	18,672	17,836	18,670	17,837
Diluted	19,106	18,257	19,112	18,267
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,466	$5,156	$9,859	$14,592
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities	25,190	7,506	15,877	8,169
Less: Reclassification adjustment for net gains included in net income	(2,556)	—	(3,753)	—
Income tax effect	(6,475)	(2,135)	(3,468)	(2,335)
Unrealized gain on available-for-sale securities, net of tax	16,159	5,371	8,656	5,834
Change in net unrealized gain on derivative assets	2,731	4,444	26,197	4,398
Less: Reclassification adjustment for net gains included in net income	(510)	—	(681)	—
Income tax effect	(636)	(1,275)	(7,303)	(1,256)
Unrealized gain on derivative instruments, net of tax	1,585	3,169	18,213	3,142
Other comprehensive income	17,744	8,540	26,869	8,976
Total comprehensive income	$23,210	$13,696	$36,728	$23,568
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	16,628,941	$166	1,189,548	$12	$125,665	$67,464	$(2,061)	$191,246
Total comprehensive income, net of tax	—	—	—	—	—	9,436	436	9,872
Stock-based compensation	—	—	—	—	19	—	—	19
Balance at March 31, 2019	16,628,941	166	1,189,548	12	125,684	76,900	(1,625)	201,137
Total comprehensive income, net of tax	—	—	—	—	—	5,156	8,540	13,696
Stock-based compensation	—	—	—	—	30	—	—	30
Exercise of stock options, net of shares withheld for employee taxes	18,099	—	—	—	(115)	—	—	(115)
Balance at June 30, 2019	16,647,040	$166	1,189,548	$12	$125,599	$82,056	$6,915	$214,748

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	17,775,160	$178	892,836	$9	$132,138	$92,310	$6,401	$231,036
Total comprehensive income, net of tax	—	—	—	—	—	4,393	9,125	13,518
Conversion of Class B common stock to Class A common stock	596,000	6	(596,000)	(6)	—	—	—	—
Stock-based compensation	—	—	—	—	199	—	—	199
Exercise of stock options, net of shares withheld for employee taxes	134	—	—	—	(1)	—	—	(1)
Balance at March 31, 2020	18,371,294	184	296,836	3	132,336	96,703	15,526	244,752
Total comprehensive income, net of tax	—	—	—	—	—	5,466	17,744	23,210
Stock-based compensation	—	—	—	—	201	—	—	201
Exercise of stock options, net of shares withheld for employee taxes	7,569	—	—	—	(58)	—	—	(58)
Balance at June 30, 2020	18,378,863	$184	296,836	$3	$132,479	$102,169	$33,270	$268,105
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$9,859	$14,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,570	496
Amortization of securities premiums and discounts, net	1,969	549
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	517	(364)
Stock-based compensation	400	49
Deferred income tax expense	619	162
Provision for loan losses	589	419
Gain on sale of loans, net	(450)	(345)
Gain on sale of securities, net	(3,753)	—
Originations/purchases of loans held-for-sale	(2,265,109)	(1,321,014)
Proceeds from sales of loans held-for-sale	2,308,940	1,315,212
Gain on sale of branch, net	—	(5,509)
Gain on extinguishment of debt	(925)	—
Other, net	(1,140)	903
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,402)	(1,794)
Accrued expenses and other liabilities	384	(1,834)
Net cash provided by operating activities	51,068	1,522
Cash flows from investing activities
Purchases of securities available-for-sale	(278,641)	(568,889)
Proceeds from paydowns and maturities of securities available-for-sale	21,482	12,453
Proceeds from sale of securities available-for-sale	216,355	—
Loan originations/purchases and payments, net	(155,778)	(108,269)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	36,400	21,948
Purchase of federal home loan and federal reserve bank stock, net	(3,235)	(603)
Proceeds from sale of other real estate owned	109	62
Purchase of premises and equipment	(665)	(757)
Proceeds from sale of branch, net of cash	—	47,390
Proceeds from (purchases of) derivative contracts, net	14,260	(20,800)
Other, net	—	9
Net cash used in investing activities	(149,713)	(617,456)
Cash flows from financing activities
Net change in noninterest bearing deposits	219,469	10,798
Net change in interest bearing deposits	(363,215)	219,298
Net change in federal home loan bank advances	311,925	—
Net change in other borrowings	—	53,545
Payments made on notes payable	(3,714)	(571)
Taxes paid related to net share settlement of equity awards	(59)	(115)
Other, net	79	(80)
Net cash provided by financing activities	164,485	282,875
Net increase (decrease) in cash and cash equivalents	65,840	(333,059)
Cash and cash equivalents, beginning of period	133,604	674,420
Cash and cash equivalents, end of period	$199,444	$341,361
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
Financial Statement Preparation and Presentation
The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K dated March 10, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. We evaluate estimates on an ongoing basis including the economic impact of Coronavirus Disease 2019 (or “COVID-19”). Actual results could materially differ from those estimates.
Recently issued accounting pronouncements not yet effective
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (or “ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, such as the Company, to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively and for existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third-party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company operationalized an initial CECL model during the second quarter of 2019 and is running this preliminary CECL model alongside the existing incurred loss methodology. The Company intends to continue to refine and run the model until the date of adoption. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures and whether to early adopt the guidance.
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
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
June 30, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$674	$16	$(1)	$689
Government agency collateralized mortgage obligation	227,772	523	(311)	227,984
Private-label collateralized mortgage obligation	22,945	313	(3,450)	19,808
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,653	15,614	—	180,267
Municipal bonds:
Tax-exempt	247,532	17,469	—	265,001
Taxable	15,727	402	—	16,129
Asset backed securities:
Government sponsored student loan pools	253,960	—	(12,744)	241,216
	$933,263	$34,337	$(16,506)	$951,094

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$769	$32	$—	$801
Government agency collateralized mortgage obligation	242,203	552	(837)	241,918
Private-label collateralized mortgage obligation	26,346	352	(198)	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	364,719	12,474	(177)	377,016
Asset backed securities:
Government sponsored student loan pools	258,022	—	(6,491)	251,531
	$892,059	$13,410	$(7,703)	$897,766
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of June 30, 2020 and December 31, 2019.
At June 30, 2020, the total fair value of securities issued by four individual issuers, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $158.6 million.
Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
June 30, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$409	$(1)	$—	$—	$409	$(1)
Government agency collateralized mortgage obligation	139,254	(174)	62,559	(137)	201,813	(311)
Private-label collateralized mortgage obligation	1,744	(43)	8,890	(3,407)	10,634	(3,450)
Asset backed securities:
Government sponsored student loan pools	—	—	241,216	(12,744)	241,216	(12,744)
	$141,407	$(218)	$312,665	$(16,288)	$454,072	$(16,506)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	$143,633	$(785)	$15,794	$(52)	$159,427	$(837)
Private-label collateralized mortgage obligation	59	(1)	15,168	(197)	15,227	(198)
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	13,142	(177)	—	—	13,142	(177)
Asset backed securities:
Government sponsored student loan pools	62,938	(1,317)	188,593	(5,174)	251,531	(6,491)
	$219,772	$(2,280)	$219,555	$(5,423)	$439,327	$(7,703)

As indicated in the tables above, as of June 30, 2020, the Company’s investment securities had gross unrealized losses totaling approximately $16.5 million, compared to approximately $7.7 million at December 31, 2019. The Company analyzed all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. In addition, the Company has contracted with third party companies to perform independent cash flow analyses of its securities portfolio as needed. The unrealized losses on private-label collateralized mortgage obligations are due primarily to increased credit spreads as of June 30, 2020. The Company has an adequate amount of credit enhancement to cover any expected losses at this time. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at June 30, 2020 or December 31, 2019. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of June 30, 2020, the Company had 33 securities whose estimated fair value declined 3.51% from the Company’s amortized cost; at December 31, 2019, the Company had 33 securities whose estimated fair value declined 1.72% from the Company’s amortized cost. The increase in percentage of unrealized losses is related to market liquidity concerns associated with COVID-19, which persisted though the second quarter of 2020, and widened credit spreads on securities and changes in market interest rates since the purchase dates. Unrecognized losses associated with liquidity concerns as a result of COVID-19 are not expected to remain constant in the future, however, unrecognized losses will continue to vary with general market interest rate fluctuations. Fair values are expected to recover as the securities approach their respective maturity dates and management believes it is not more likely than not it will be required to sell before recovery of the amortized cost basis.
For the three months ended June 30, 2020 the Company received $202.3 million in proceeds and recognized a $3.5 million gain and $0.9 million loss on sales of available-for-sale securities. For the six months ended June 30, 2020 the Company received $216.4 million in proceeds and recognized a $4.7 million gain and $0.9 million loss on sales of available-for-sale securities. There were no sales and calls of securities for the three and six months ended June 30, 2019.
There were no credit losses associated with our securities portfolio recognized in earnings for the three and six months ended June 30, 2020 and 2019.
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
Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to small and medium-sized businesses in a wide variety of industries, including distributors, manufacturers, software developers, business services companies and independent finance companies. Commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Since the March 2019 sale of the business loan portfolio, commercial and industrial loans consist primarily of asset based loans. In the first quarter of 2020, the Company began offering a new pilot product called SEN Leverage, which will allow Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges or custodians that are also Silvergate customers. The Company plans to expand this offering in the latter part of 2020. The outstanding balance of SEN Leverage loans was $20.0 million as of June 30, 2020.
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
Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. The Company’s risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guaranties or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, the loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. The Company sold approximately $20.2 million and $36.8 million of loans to participants during the three months ended June 30, 2020 and 2019, respectively. The Company sold approximately $41.9 million and $100.6 million of loans to participants during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, gross mortgage warehouse loans were approximately $477.1 million and $405.0 million, respectively.
A summary of loans as of the periods presented are as follows:

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Real estate loans:
One-to-four family	$216,038	$193,367
Multi-family	72,007	81,233
Commercial	316,815	331,052
Construction	10,822	7,213
Commercial and industrial	24,707	14,440
Consumer and other	243	122
Reverse mortgage	1,309	1,415
Mortgage warehouse	155,308	39,247
Total gross loans held-for-investment	797,249	668,089
Deferred fees, net	3,062	2,724
Total loans held-for-investment	800,311	670,813
Allowance for loan losses	(6,763)	(6,191)
Total loans held-for-investment, net	$793,548	$664,622
Total loans held-for-sale(1)	$321,835	$375,922
________________________

(1)	Loans held-for-sale included $321.8 million and $365.8 million of mortgage warehouse loans at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 2019, approximately $617.0 million and $614.3 million, respectively, of the Company’s loan portfolio were collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California (74.1% and 64.8% as of June 30, 2020 and December 31, 2019, respectively) and Arizona (6.5% and 10.2% as of June 30, 2020 and December 31, 2019, respectively) with no other state greater than 5%. The Company attempts to address and mitigate concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics. While management believes that the collateral presently securing its portfolio and the recorded allowance for loan losses are adequate to absorb potential losses, there can be no assurances that significant deterioration in the California and Arizona real estate markets would not expose the Company to significantly greater credit risk.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.6 million and $2.2 million and deferred fees totaled approximately $3.1 million and $2.7 million at June 30, 2020 and December 31, 2019, respectively.
Allowance for Loan Losses
During the three and six months ended June 30, 2020, the Company recorded a provision for loan losses of $0.2 million and $0.6 million, respectively, and the ratio of the allowance for loan losses to gross loans held-for-investment at June 30, 2020 was 0.85%. The level of the allowance was based on modest increases in loan portfolio balances, Silvergate’s historically strong credit quality and minimal loan charge-offs, and the low to moderate loan-to-value margins in the Company's commercial, multi-family and one-to-four family real estate loans, as evidenced by weighted average loan-to-value ratios, based on last required appraisal value, in the low- to mid-50% range as of June 30, 2020. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, the Company believes the relatively low to moderate loan-to-value ratios provides a lower probability of loss in the event of defaults in the Company’s loan portfolio. The Company will continue to monitor trends in its portfolio segments for any known or probable adverse conditions with an emphasis on retail and hospitality loans within the commercial real estate loan portfolio.
As of June 30, 2020, the Company enhanced its qualitative adjustment framework within the calculation of the allowance for loan losses to ensure consistency in the calculation. The change provided a structured framework using Company and peer historical data covering a full credit cycle to determine the range of potential loss for each qualitative adjustment. The overall change was not material to the overall allowance, however within loan segments the allowance was reallocated based on the weighted qualitative adjustment specific for each loan segment.
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended June 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, March 31, 2020	$1,971	$689	$2,957	$258	$426	$1	$38	$218	$6,558
Charge-offs	(17)	—	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	(440)	133	(1,010)	760	337	—	1	441	222
Balance, June 30, 2020	$1,514	$822	$1,947	$1,018	$763	$1	$39	$659	$6,763

	Three Months Ended June 30, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, March 31, 2019	$1,889	$511	$3,937	$108	$256	$—	$54	$235	$6,990
Charge-offs	(93)	—	—	—	—	—	—	—	(93)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	(27)	368	(176)	(29)	(19)	1	(18)	52	152
Balance, June 30, 2019	$1,769	$879	$3,761	$79	$237	$1	$36	$287	$7,049

	Six Months Ended June 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Charge-offs	(17)	—	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	(520)	169	(844)	922	451	—	2	409	589
Balance, June 30, 2020	$1,514	$822	$1,947	$1,018	$763	$1	$39	$659	$6,763

	Six Months Ended June 30, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2018	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Charge-offs	(93)	—	—	—	—	—	—	—	(93)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	14	396	(93)	(19)	81	—	(18)	58	419
Balance, June 30, 2019	$1,769	$879	$3,761	$79	$237	$1	$36	$287	$7,049

	June 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$10	$—	$—	$—	$—	$—	$29	$—	$39
General portfolio allocation	1,504	822	1,947	1,018	763	1	10	659	6,724
Total allowance for loan losses	$1,514	$822	$1,947	$1,018	$763	$1	$39	$659	$6,763
Loans evaluated for impairment:
Specifically evaluated	$3,412	$—	$1,941	$—	$1,870	$—	$857	$—	$8,080
Collectively evaluated	212,626	72,007	314,874	10,822	22,837	243	452	155,308	789,169
Total gross loans held-for-investment	$216,038	$72,007	$316,815	$10,822	$24,707	$243	$1,309	$155,308	$797,249

	December 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$10	$—	$—	$—	$—	$—	$29	$—	$39
General portfolio allocation	2,041	653	2,791	96	312	1	8	250	6,152
Total allowance for loan losses	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Loans evaluated for impairment:
Specifically evaluated	$4,222	$—	$7,353	$—	$2,714	$—	$848	$—	$15,137
Collectively evaluated	189,145	81,233	323,699	7,213	11,726	122	567	39,247	652,952
Total gross loans held-for-investment	$193,367	$81,233	$331,052	$7,213	$14,440	$122	$1,415	$39,247	$668,089

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,044	$3,347	$—
Commercial	1,941	1,941	—
Commercial and industrial	2,117	1,870	—
Reverse mortgage	517	517	—
	8,619	7,675	—
With an allowance recorded:
Real estate loans:
One-to-four family	65	65	10
Reverse mortgage	340	340	29
	405	405	39
Total impaired loans	$9,024	$8,080	$39

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,792	$4,156	$—
Commercial	7,632	7,353	—
Commercial and industrial	2,929	2,714	—
Reverse mortgage	510	511	—
	15,863	14,734	—
With an allowance recorded:
Real estate loans:
One-to-four family	66	66	10
Reverse mortgage	337	337	29
	403	403	39
Total impaired loans	$16,266	$15,137	$39

	Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,390	$71	$4,133	$81
Commercial	1,941	22	7,836	99
Commercial and industrial	2,043	31	1,926	17
Reverse mortgage	515	—	807	—
	7,889	124	14,702	197
With an allowance recorded:
Real estate loans:
One-to-four family	65	2	—	—
Reverse mortgage	340	—	363	—
	405	2	363	—
Total impaired loans	$8,294	$126	$15,065	$197

	Six Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,560	$97	$3,836	$129
Commercial	1,941	43	7,857	196
Commercial and industrial	2,186	72	2,407	70
Reverse mortgage	513	—	802	—
	8,200	212	14,902	395
With an allowance recorded:
Real estate loans:
One-to-four family	65	3	4	—
Reverse mortgage	340	—	397	—
	405	3	401	—
Total impaired loans	$8,605	$215	$15,303	$395

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

The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,639	$1,462	$1,523	$5,624	$210,414	$216,038	$3,174	$—
Multi-family	—	—	—	—	72,007	72,007	—	—
Commercial	—	—	—	—	316,815	316,815	—	—
Construction	—	—	—	—	10,822	10,822	—	—
Commercial and industrial	—	—	—	—	24,707	24,707	498	—
Consumer and other	—	—	—	—	243	243	—	—
Reverse mortgage	—	—	—	—	1,309	1,309	856	—
Mortgage warehouse	—	—	—	—	155,308	155,308	—	—
Total gross loans held-for-investment	$2,639	$1,462	$1,523	$5,624	$791,625	$797,249	$4,528	$—

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,573	$96	$3,302	$6,971	$186,396	$193,367	$3,963	$—
Multi-family	—	—	—	—	81,233	81,233	—	—
Commercial	—	—	—	—	331,052	331,052	—	—
Construction	—	—	—	—	7,213	7,213	—	—
Commercial and industrial	—	—	—	—	14,440	14,440	1,098	—
Consumer and other	—	—	—	—	122	122	—	—
Reverse mortgage	—	—	—	—	1,415	1,415	848	—
Mortgage warehouse	—	—	—	—	39,247	39,247	—	—
Total gross loans held-for-investment	$3,573	$96	$3,302	$6,971	$661,118	$668,089	$5,909	$—

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
As of June 30, 2020 and December 31, 2019, the Company had a recorded investment in TDR’s of $1.6 million and $1.8 million, respectively. The Company has not allocated any amount of specific allowance for those loans at June 30, 2020 and

December 31, 2019. The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the three and six months ended June 30, 2020.
Modifications of loans classified as TDRs during the periods presented, are as follows:

	Three and Six Months Ended June 30, 2019
	Number of Loans	Pre- Modifications Outstanding Recorded Investment	Post- Modifications Outstanding Recorded Investment

	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One-to-four family	2	$1,018	$1,114
Commercial and industrial	1	494	494
	3	1,512	1,608

The TDR’s described above had no impact the allowance for loan losses and charge-offs during the three and six months ended June 30, 2019.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three and six months ended June 30, 2020 or 2019. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three and six months ended June 30, 2020 or 2019.
COVID-19 Related Modifications
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables—Troubled Debt Restructurings by Creditors” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification for the months of payment deferrals. Borrowers considered current are those that are less than 30 days past due on their modified contractual payments. A revised statement issued in April 2020, further clarified the interaction between the interagency statement and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was signed into law in March 2020. The Company elected to adopt these provisions of the CARES Act for the temporary modifications described above.
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. The program was offered to borrowers to modify their existing loans to temporarily defer principal and/or interest payments for a specified period of time, extend loan maturity dates and/or waive certain loan covenants. Deferred payments may be extended for continued hardship but are not to exceed a total of six months. The majority of short-term loan modifications for commercial real estate loan borrowers consist of deferred payments which may include principal, interest and escrow. Deferred interest is capitalized to the loan balance and deferred principal is added to the maturity or payoff date. For one-to-four family loans, the majority of short-term modifications consist of deferring full monthly payment of principal, interest and escrow, with deferred payments due at maturity or payoff of the loan.
During the six months ended June 30, 2020, the Company modified 49 loans representing $136.8 million in loan balances, or 17%, of total gross loans held-for-investment as of June 30, 2020. All loans modified under these programs are maintained on full accrual status during the deferral period. No specific loan loss reserve allocation was deemed necessary for these modified loans. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement.

Loans modified that were not classified as TDRs during the period presented, are as follows:

	Six Months Ended June 30, 2020
	Number of Loans	Loan Balance At Period End

	(Dollars in thousands)
COVID-19 related modifications:
Real estate loans:
One-to-four family	19	$11,970
Commercial	28	123,499
Commercial and industrial	2	1,373
Total COVID-19 related modifications	49	$136,842
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2020
Real estate loans:
One-to-four family	$212,864	$—	$3,174	$—	$216,038
Multi-family	72,007	—	—	—	72,007
Commercial	309,358	7,457	—	—	316,815
Construction	10,822	—	—	—	10,822
Commercial and industrial	22,837	—	1,870	—	24,707
Consumer and other	243	—	—	—	243
Reverse mortgage	453	—	856	—	1,309
Mortgage warehouse	155,308	—	—	—	155,308
Total gross loans held-for-investment	$783,892	$7,457	$5,900	$—	$797,249

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089

Related Party Loans
The Company had related party loans with an outstanding balance of $4.6 million as of June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020, the balance of related party loans decreased by $40,000 due to principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019

	(Dollars in thousands)
Amount outstanding at period-end	$360,000	$49,000
Weighted average interest rate at period-end	0.23%	1.66%
Maximum month-end balance during the period	$360,000	$218,000
Average balance outstanding during the period	$78,263	$28,205
Weighted average interest rate during the period	0.22%	1.94%

FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of June 30, 2020 and December 31, 2019, were limited in the aggregate to 35% of the Company’s total assets. Loans with carrying values of approximately $1.0 billion and $875.9 million were pledged to the FHLB as of June 30, 2020 and December 31, 2019, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $193.3 million as of June 30, 2020. During the three months ended March 31, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain on extinguishment of debt of $0.9 million.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $6.4 million and $10.1 million were pledged to the FRB at June 30, 2020 and December 31, 2019, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $4.5 million as of June 30, 2020. At June 30, 2020 and December 31, 2019, there were no borrowings outstanding under any of these lines.
Federal Funds Purchased
The Company may borrow up to an aggregate $68.0 million, overnight on an unsecured basis, from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of June 30, 2020 and December 31, 2019, the Company had no outstanding balance of federal funds purchased.
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
Note 6—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At June 30, 2020, the interest rate for the Company’s next scheduled payment was 5.51%, based on six-month LIBOR of 1.76%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At June 30, 2020, the interest rate for the Company’s next scheduled payment was 2.16%, based on three-month LIBOR of 0.31%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Note 7—Derivative and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the derivative does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual derivative agreements. In accordance with accounting guidance, changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income (“OCI”), reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statement of financial condition under a systematic and rational method over the life of the hedging instrument and is presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income. For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. The changes in fair value of the hedged item is recorded as a basis adjustment to the hedged assets or liabilities. The amount included as basis adjustments would be reclassified to current earnings on a straight-line basis over the original life of the hedged item should the hedges no longer be considered effective.
Interest rate swap. In 2020, the Company entered into two pay-fixed/receive floating rate interest rate swaps (the “Swap Agreements”) for a notional amount of $14.3 million that were designated as fair value hedges of certain available-for-sale securities. The Swap Agreements were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Swap Agreements are based on three-month LIBOR and expire in 2030 and 2031. The Company expects the Swap Agreements to remain effective during the remaining term of the Swap Agreements.

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
The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated statements of financial condition.

	June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$35,740	Derivative assets	$23,054
Cash flow hedge interest rate cap	Derivative assets	14	Derivative assets	386
Fair value hedge interest rate swap	Derivative assets	16	Derivative assets	—
Fair value hedge interest rate swap	Other liabilities	(42)	Other liabilities	—

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

Line Item in the Statement of Financial Condition of Hedged Item:	(Dollars in thousands)
Securities available-for-sale	$15,727	$—	$26	$—

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$638	$2,500	Interest income - Other interest earning assets	$350	$(180)
Cash flow hedge interest rate floor	2,552	1,857	Interest income - Securities	671	(107)
Cash flow hedge interest rate cap	(13)	(280)	Interest expense - Subordinated debentures	(65)	(80)

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$6,734	$2,516	Interest income - Other interest earning assets	$475	$(191)
Cash flow hedge interest rate floor	20,218	1,871	Interest income - Securities	788	(117)
Cash flow hedge interest rate cap	(293)	(393)	Interest expense - Subordinated debentures	(120)	(96)

The Company estimates that approximately $4.8 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.

Note 8—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended June 30,
	2020		2019
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$1,531	21.0%	$1,439	21.0%
State tax, net of federal benefit	613	8.4%	519	7.6%
Tax credits	(67)	(0.9)%	(42)	(0.6)%
Tax-exempt income	(247)	(3.4)%	—	—
Excess tax benefit from stock-based compensation	(20)	(0.3)%	(86)	(1.3)%
Other items, net	16	0.2%	(137)	(2.0)%
Actual tax expense	$1,826	25.0%	$1,693	24.7%

	Six Months Ended June 30,
	2020		2019
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$2,826	21.0%	$4,260	21.0%
State tax, net of federal benefit	1,107	8.2%	1,537	7.6%
Tax credits	(123)	(0.9)%	(85)	(0.4)%
Tax-exempt income	(247)	(1.8)%	—	—
Excess tax benefit from stock-based compensation	(20)	(0.2)%	(86)	(0.4)%
Other items, net	57	0.4%	65	0.3%
Actual tax expense	$3,600	26.7%	$5,691	28.1%

Income tax expense was $1.8 million for the three months ended June 30, 2020 compared to $1.7 million for the three months ended June 30, 2019. The increase was primarily related to higher net income. The effective tax rates for the three months ended June 30, 2020 and 2019 were 25.0% and 24.7%, respectively. The Company’s effective tax rate for the three months ended June 30, 2020 benefited from tax-exempt income earned on certain municipal bonds that were purchased beginning in late March 2020. The effective tax rate for the three months ended June 30, 2019 benefited from the recognition of tax benefits, including excess benefit from stock-based compensation.
Income tax expense was $3.6 million for the six months ended June 30, 2020 compared to $5.7 million for the six months ended June 30, 2019. The decrease was primarily related to reduced pre-tax income for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. The effective tax rates for the six months ended June 30, 2020 and 2019 were 26.7% and 28.1%, respectively. The decrease in the Company’s effective tax rate was primarily related to tax-exempt income earned on certain municipal bonds.
The deferred tax liability balance as of June 30, 2020 was $11.8 million compared to $0.4 million as of December 31, 2019. The primary change in balance was due to the increase in unrealized gains on derivative assets and available-for-sale securities portfolio.
Note 9 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.1 million as of June 30, 2020 and December 31, 2019, respectively.

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Unfunded lines of credit	$45,458	$47,433
Letters of credit	540	655
Total credit extension commitments	$45,998	$48,088

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
In 2010, the Company adopted an equity compensation plan, or 2010 Plan, that provides for the grant of stock options to employees, directors, and other persons referred to in Rule 701 under the U.S. Securities Act of 1933. The number of shares that may be issued pursuant to awards under the 2010 Plan is 730,784. The Compensation Committee of the Company’s Board of Directors is responsible for administrating the 2010 Plan and determining the terms of all awards under it, including their vesting, except that in the case of a change in control of the Company all options granted under the 2010 Plan shall become 100% vested. As of June 30, 2020, there are no shares available for issuance under the 2010 Plan.
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures.
Total stock-based compensation expense was $0.2 million and $30,000 for the three months ended June 30, 2020 and 2019, respectively. Total stock-based compensation expense was $0.4 million and $49,000 for the six months ended June 30, 2020 and 2019, respectively.

A summary of stock option activity as of June 30, 2020 and changes during the six months ended June 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	917,857	$7.54
Granted	3,456	14.89
Exercised	(26,250)	8.23
Forfeited/Expired	(30,647)	13.08
Outstanding at June 30, 2020	864,416	$7.35	3.7 years	$6,094
Exercisable at June 30, 2020	677,534	$5.06	2.2 years	$6,054
Vested or Expected to Vest at June 30, 2020	840,563	$7.11	3.5 years	$6,091

As of June 30, 2020, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of June 30, 2020, and changes during the six months ended June 30, 2020, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	82,627	$16.09
Granted	15,567	14.61
Canceled or Forfeited	(7,014)	16.09
Nonvested at June 30, 2020	91,180	$15.82

At June 30, 2020, there was approximately $1.0 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.5 years.
Note 11—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Management believes, as of June 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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

Actual capital amounts and ratios for the Company (assuming minimum capital adequacy ratios were applicable to the Company) and the Bank as of June 30, 2020 and December 31, 2019, are presented in the following tables:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2020
The Company
Tier 1 leverage ratio	$250,335	11.57%	$86,543	4.00%	N/A	N/A
Common equity tier 1 capital ratio	234,835	23.32%	45,317	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	250,335	24.86%	60,423	6.00%	N/A	N/A
Total risk-based capital ratio	257,213	25.54%	80,564	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	236,281	10.92%	86,519	4.00%	$108,149	5.00%
Common equity tier 1 capital ratio	236,281	23.48%	45,279	4.50%	65,404	6.50%
Tier 1 risk-based capital ratio	236,281	23.48%	60,373	6.00%	80,497	8.00%
Total risk-based capital ratio	243,159	24.17%	80,497	8.00%	100,621	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%

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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
June 30, 2020
Assets
Securities available-for-sale	$—	$951,094	$—	$951,094
Derivative assets	—	35,770	—	35,770
	$—	$986,864	$—	$986,864

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Assets
Securities available-for-sale	$—	$897,766	$—	$897,766
Derivative assets	—	23,440	—	23,440
	$—	$921,206	$—	$921,206

As of June 30, 2020 and December 31, 2019, assets measured at fair value on a non-recurring basis are summarized as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
June 30, 2020
Assets
Impaired loans:
Reverse mortgage	$—	$—	$311	$311
Other real estate owned	—	—	51	51
	$—	$—	$362	$362

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

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

Quantitative Information about Level 3 Fair Value Measurements
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range	Weighted Average(1)

	(Dollars in thousands)
June 30, 2020
Collateral-dependent impaired loans	$311	Market comparable properties	Marketability discount	10.0%	10.0%
			Selling cost	8.0%	8.0%
Other real estate owned	51	Market comparable properties	Sales commission	6.0%	6.0%
			Other selling costs	2.0%	2.0%
________________________

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
June 30, 2020
Financial assets:
Cash and due from banks	$13,777	$13,777	$—	$—	$13,777
Interest earning deposits	185,667	185,667	—	—	185,667
Loans held-for-sale	321,835	—	321,835	—	321,835
Loans held-for-investment, net	793,548	—	—	795,748	795,748
Accrued interest receivable	7,700	3	2,063	5,634	7,700
Financial liabilities:
Deposits	$1,670,909	$—	$1,769,100	$—	$1,769,100
FHLB advances	360,000	—	360,000	—	360,000
Subordinated debentures	15,823	—	15,038	—	15,038
Accrued interest payable	322	—	322	—	322

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$1,579	$1,579	$—	$—	$1,579
Interest earning deposits	132,025	132,025	—	—	132,025
Loans held-for-sale	375,922	—	376,126	—	376,126
Loans held-for-investment, net	664,622	—	—	666,272	666,272
Accrued interest receivable	5,950	86	3,643	2,221	5,950
Financial liabilities:
Deposits	$1,814,654	$—	$1,826,100	$—	$1,826,100
Notes payable	3,714	—	3,714	—	3,714
Subordinated debentures	15,816	—	15,203	—	15,203
Accrued interest payable	559	—	559	—	559

Note 13—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Basic
Net income	$5,466	$5,156	$9,859	$14,592
Weighted average common shares outstanding	18,672	17,836	18,670	17,837
Basic earnings per common share	$0.29	$0.29	$0.53	$0.82
Diluted
Net income	$5,466	$5,156	$9,859	$14,592
Weighted average common shares outstanding for basic earnings per common share	18,672	17,836	18,670	17,837
Add: Dilutive effects of stock-based awards	434	421	442	430
Average shares and dilutive potential common shares	19,106	18,257	19,112	18,267
Dilutive earnings per common share	$0.29	$0.28	$0.52	$0.80

Stock options for 238,000 and 110,000 shares of common stock for the three months ended June 30, 2020 and 2019, respectively, and 237,000 and 110,000 shares of common stock for the six months ended June 30, 2020 and 2019, respectively were excluded from the computation of diluted earnings per share, because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and six months ended June 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020 or any future period.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements. Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the Coronavirus Disease 2019 (or “COVID-19”) outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to fully reopen as planned, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s (“Federal Reserve”) target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cybersecurity risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.
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
COVID-19 Pandemic Update
In March 2020, the World Health Organization categorized the current coronavirus disease COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% on March 16, 2020. The following is a summary of some of the actions that we have taken in response to COVID-19 as well as the current and potential effects of COVID-19 on the Company’s financial condition and results of operations.

Employees
The majority of our employees continue to work remotely which has had minimal to no impact to maintaining our operations. The Company has adopted preventative measures to protect employees including social distancing policies for those few employees still working in the office, reduced branch hours, restricting non-essential business travel, enhanced cleaning services and continually provides guidelines to employees to promote healthy habits and ways to stay connected while working remotely.
Loan Portfolio
In April 2020, we implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. The program was offered to borrowers to modify their existing loans to temporarily defer principal and/or interest payments for a specified period of time, extend loan maturity dates and/or waive certain loan covenants. Deferred payments may be extended for continued hardship but are not to exceed a total of six months. The majority of short-term loan modifications for commercial real estate loan borrowers consist of deferred payments which may include principal, interest and escrow. Deferred interest is capitalized to the loan balance and deferred principal is added to the maturity or payoff date. For one-to-four family loans, the majority of short-term modifications consist of deferring full monthly payment of principal, interest and escrow, with deferred payments due at maturity or payoff of the loan. Loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification for the months of payment deferrals. Borrowers considered current are those that are less than 30 days past due on their modified contractual payments.
During the three months ended June 30, 2020, we modified 49 loans representing $136.8 million in loan balances, or 17%, of total gross loans held-for-investment as of June 30, 2020. The two sectors within our commercial real estate loan portfolio that are expected to be most heavily impacted by COVID-19, retail and hospitality, made up $91.7 million of these modifications. All loans modified under these programs are maintained on full accrual status during the deferral period. Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not troubled debt restructurings (“TDRs”). In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The Company elected to adopt these provisions of the CARES Act for the temporary modifications described above. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement. The Company has worked closely with its borrowers throughout the pandemic and borrowers representing 27% of loan balances who initially were granted loan deferrals have resumed payments on their borrowings as of July 15, 2020.
Loans modified due to COVID-19 during the period presented are as follows:

	Six Months Ended June 30, 2020
	Number of Loans	Loan Balance At Period End	Percentage of Loan Portfolio Balance

	(Dollars in thousands)
COVID-19 related modifications:
Real estate loans:
One-to-four family	19	$11,970	6%
Commercial industry sectors:
Retail	13	52,207	63%
Hospitality	8	39,466	85%
Office	4	21,282	37%
Industrial	1	4,835	6%
Other	2	5,710	13%
Total Commercial	28	123,500	39%
Commercial and industrial	2	1,373	6%
Total COVID-19 related modifications	49	$136,843	17%

At June 30, 2020, our gross loans held-for-investment portfolio was $797.2 million, with its largest segments consisting of commercial real estate and one-to-four-family real estate loans. Within the commercial real estate loan portfolio, we had $82.7 million of retail loans and $46.2 million of hospitality loans at such date. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, our relatively low to moderate loan-to-value ratios provide a lower probability of loss in the event of defaults in our loan portfolio. We will continue to monitor trends in our loan portfolio segments for any known or probable adverse conditions with an emphasis on our retail and hospitality loans within our commercial real estate loan portfolio.
Additional information at June 30, 2020 related to our loan segments, including the weighted average loan-to-values, is set forth below. Weighted average loan-to-value ratios are based on current loan balance and appraisal data performed either at origination date of the loan or based on a more current updated appraisal.

	June 30, 2020
	Number of Loans	Loan Balance At Period End	Weighted Average Loan-to-Value	Percentage of Loan Portfolio Balance

	(Dollars in thousands)
Loan Segment:
Real estate loans:
One-to-four family	505	$216,038	55%	27%
Multi-family	58	72,007	50%	9%
Commercial industry sectors:
Retail	33	82,720	54%	10%
Hospitality	13	46,228	44%	6%
Office	13	57,565	63%	7%
Industrial	23	86,834	60%	11%
Other	20	43,468	47%	5%
Total Commercial	102	316,815	55%	40%
Construction	6	10,822	51%	1%
Commercial and industrial	14	24,707	58%	3%
Reverse mortgage and other	15	1,552	88%	0%
Mortgage warehouse	N/A	155,308	N/A	19%
	700	$797,249	N/A	100%
Overview
Silvergate Capital Corporation is the holding company for our wholly-owned subsidiary, Silvergate Bank, which we believe is the leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Instrumental to our leadership position and growth strategy is the Silvergate Exchange Network (“SEN”) our proprietary, virtually instantaneous payment network for participants in the digital currency industry which serves as a platform for the development of additional products and services. The SEN has a powerful network effect that makes it more valuable as participants and utilization increase. The SEN has enabled us to focus on significantly growing our noninterest bearing deposit product for digital currency industry participants, which has provided the majority of our funding over the last two years. This unique source of funding is a distinctive advantage over most traditional financial institutions and allows us to generate revenue from a conservative portfolio of investments in cash, short term securities and certain types of loans that we believe generate attractive risk-adjusted returns. In addition, use of the SEN has resulted in an increase in noninterest income that we believe will become a valuable source of additional revenue as we develop and deploy fee-based solutions in connection with our digital currency initiative. We are also evaluating additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening SEN network effects.
The Company is a Maryland corporation that is the parent company of Silvergate Bank. The Company’s assets consist primarily of its investment in the Bank and its primary activities are conducted through the Bank. The Company is a registered bank holding company that is subject to supervision by the Federal Reserve. The Bank is subject to supervision by the California Department of Business Oversight, Division of Financial Institutions (“DBO”) and, as a Federal Reserve member bank since 2012, the Federal Reserve Bank of San Francisco, or FRB. The Bank’s deposits are insured up to legal limits by the Federal Deposit Insurance Corporation, or FDIC.
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. Our client base is diverse and consists of business and individual clients in California and other states and includes digital currency-related customers in the United States and internationally. Following the Bank’s conversion to a commercial bank we began introducing an expanded array of relationship-oriented business products and services, which in the past five years has been augmented by our digital currency initiative. While our commercial real estate lending activities are concentrated in California, we have a broader, nationwide focus on deposit and cash management services for digital currency-related businesses, as well as mortgage warehouse and correspondent residential lending. Beginning in July 2020, we ceased issuing purchases commitments for residential real estate loans through our correspondent lending unit, but will continue to service existing loans currently on our balance sheet.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of June 30, 2020, we had over 200 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our API.
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
Silvergate Exchange Network
The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in millions)
# of SEN Transactions	40,286	12,254	71,691	19,351
$ of Volume of SEN Transfers	$22,423	$8,625	$39,795	$12,702

Financial Results
The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$18,015	$19,472	$38,077	$39,535
Interest expense	1,963	1,904	6,547	2,651
Net interest income	16,052	17,568	31,530	36,884
Provision for loan losses	222	152	589	419
Net interest income after provision	15,830	17,416	30,941	36,465
Noninterest income	5,434	2,154	10,365	10,025
Noninterest expense	13,972	12,721	27,847	26,207
Income before income taxes	7,292	6,849	13,459	20,283
Income tax expense	1,826	1,693	3,600	5,691
Net income	$5,466	$5,156	$9,859	$14,592
Financial Ratios(1):
Return on average assets (ROAA)(2)	1.02%	1.03%	0.90%	1.48%
Return on average equity (ROAE)(2)	8.72%	10.04%	7.94%	14.64%
Net interest margin(3)	3.14%	3.56%	3.00%	3.78%
Noninterest income to average assets(2)	1.01%	0.43%	0.95%	1.02%
Noninterest expense to average assets	2.60%	2.54%	2.55%	2.65%
Efficiency ratio(2)(4)	65.03%	64.50%	66.47%	55.87%
Loan yield(5)	4.67%	5.45%	4.91%	5.60%
Cost of deposits	0.37%	0.28%	0.62%	0.18%
Cost of funds	0.42%	0.43%	0.68%	0.30%
Share Data:
Basic earnings per share	$0.29	$0.29	$0.53	$0.82
Diluted earnings per share	$0.29	$0.28	$0.52	$0.80
Basic weighted average shares outstanding	18,672	17,836	18,670	17,837
Diluted weighted average shares outstanding	19,106	18,257	19,112	18,267
________________________

(1)	Data has been annualized except for efficiency ratio.

(2)
Excluding the gain attributed to the branch sale, net income would have been $10.7 million and ROAA, ROAE, noninterest income to average assets and efficiency ratio would have been 1.08%, 10.69%, 0.46% and 63.30%, respectively, for the six months ended June 30, 2019. See “Non-GAAP Financial Measures” for a reconciliation of these metrics.

(3)
Net interest margin is a ratio calculated as annualized net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.

(4)	Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.

(5)	Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$199,444	$133,604
Securities	951,094	897,766
Loans held-for-sale	321,835	375,922
Loans held-for-investment, net	793,548	664,622
Other assets	74,792	56,213
Total assets	$2,340,713	$2,128,127
Deposits	$1,670,909	$1,814,654
Borrowings	375,823	68,530
Other liabilities	25,876	13,907
Total liabilities	2,072,608	1,897,091
Total shareholders’ equity	268,105	231,036
Total liabilities and shareholders' equity	$2,340,713	$2,128,127
Nonperforming Assets:
Nonperforming loans	$4,528	$5,909
Troubled debt restructurings	$1,620	$1,791
Other real estate owned, net	$51	$128
Nonperforming assets	$4,579	$6,037
Asset Quality Ratios:
Nonperforming assets to total assets	0.20%	0.28%
Nonperforming loans to gross loans(1)	0.57%	0.88%
Nonperforming assets to gross loans and other real estate owned(1)	0.57%	0.90%
Net charge-offs to average total loans(1)	0.00%	0.01%
Allowance for loan losses to gross loans(1)	0.85%	0.93%
Allowance for loan losses to nonperforming loans	149.36%	104.77%
Company Capital Ratios:
Tier 1 leverage ratio	11.57%	11.23%
Common equity tier 1 capital ratio	23.32%	24.52%
Tier 1 risk-based capital ratio	24.86%	26.21%
Total risk-based capital ratio	25.54%	26.90%
Total shareholders’ equity to total assets	11.45%	10.86%
Book value per share	$14.36	$12.38
Bank Capital Ratios:
Tier 1 leverage ratio	10.92%	10.52%
Common equity tier 1 capital ratio	23.48%	24.55%
Tier 1 risk-based capital ratio	23.48%	24.55%
Total risk-based capital ratio	24.17%	25.24%
Other:
Total headcount	213	215
________________________

(1)	Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Other than uncertainty related to COVID-19, there have been no significant changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$18,015	$19,472	(7.5)%	$38,077	$39,535	(3.7)%
Interest expense	1,963	1,904	3.1%	6,547	2,651	147.0%
Net interest income	16,052	17,568	(8.6)%	31,530	36,884	(14.5)%
Provision for loan losses	222	152	46.1%	589	419	40.6%
Net interest income after provision	15,830	17,416	(9.1)%	30,941	36,465	(15.1)%
Noninterest income	5,434	2,154	152.3%	10,365	10,025	3.4%
Noninterest expense	13,972	12,721	9.8%	27,847	26,207	6.3%
Net income before income taxes	7,292	6,849	6.5%	13,459	20,283	(33.6)%
Income tax expense	1,826	1,693	7.9%	3,600	5,691	(36.7)%
Net income	$5,466	$5,156	6.0%	$9,859	$14,592	(32.4)%
Net income for the three months ended June 30, 2020 was $5.5 million, an increase of $0.3 million or 6.0% from net income of $5.2 million for the three months ended June 30, 2019. The increase was primarily due to a $3.3 million increase in noninterest income, offset by a $1.5 million decrease in net interest income and a $1.3 million increase in noninterest expense.
Net income for the six months ended June 30, 2020 was $9.9 million, a decrease of $4.7 million or 32.4% from net income of $14.6 million for the six months ended June 30, 2019. The decrease was primarily due to a $5.4 million decrease in net interest income and a $1.6 million increase in noninterest expense, offset by a $2.1 million decrease in income tax expense and $0.3 million increase in noninterest income, all as described below.
Net Interest Income and Net Interest Margin Analysis (Taxable Equivalent Basis)
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
Tax-exempt income from securities is calculated on a taxable equivalent basis. Net interest income, net interest spread and net interest margin are presented on a taxable equivalent basis to consistently reflect income from taxable securities and tax-exempt securities based on the federal statutory tax rate of 21.0%.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$168,297	$405	0.97%	$530,325	$3,058	2.31%
Taxable securities	690,810	4,123	2.40%	579,464	4,501	3.12%
Tax-exempt securities(1)	231,232	1,996	3.47%	—	—	—
Loans(2)(3)	1,008,242	11,710	4.67%	860,682	11,684	5.45%
Other	13,224	200	6.08%	10,743	229	8.55%
Total interest earning assets	2,111,805	18,434	3.51%	1,981,214	19,472	3.94%
Noninterest earning assets	51,776			28,440
Total assets	$2,163,581			$2,009,654
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$190,394	$1,652	3.49%	$270,360	$1,194	1.77%
FHLB advances and other borrowings	78,266	44	0.23%	60,639	443	2.93%
Subordinated debentures	15,821	267	6.79%	15,807	267	6.78%
Total interest bearing liabilities	284,481	1,963	2.78%	346,806	1,904	2.20%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,611,972			1,445,529
Other liabilities	15,070			11,371
Shareholders’ equity	252,058			205,948
Total liabilities and shareholders’ equity	$2,163,581			$2,009,654
Net interest spread(4)			0.73%			1.74%
Net interest income, taxable equivalent basis		$16,471			$17,568
Net interest margin(5)			3.14%			3.56%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(419)			—
Net interest income, as reported		$16,052			$17,568
________________________

(1)	Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.

(2)	Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income, on a taxable equivalent basis, divided by average interest earning assets for the same period.

	Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$201,326	$1,129	1.13%	$582,410	$6,855	2.37%
Taxable securities	796,487	10,171	2.57%	480,483	7,534	3.16%
Tax-exempt securities(1)	118,922	2,057	3.48%	—	—	—
Loans(2)(3)	1,016,612	24,831	4.91%	892,856	24,795	5.60%
Other	11,985	321	5.39%	10,630	351	6.66%
Total interest earning assets	2,145,332	38,509	3.61%	1,966,379	39,535	4.05%
Noninterest earning assets	50,542			24,792
Total assets	$2,195,874			$1,991,171
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$316,038	$5,703	3.63%	$235,968	$1,535	1.31%
FHLB advances and other borrowings	72,748	307	0.85%	38,901	585	3.03%
Subordinated debentures	15,819	537	6.83%	15,805	531	6.78%
Total interest bearing liabilities	404,605	6,547	3.25%	290,674	2,651	1.84%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,524,017			1,488,465
Other liabilities	17,485			11,036
Shareholders’ equity	249,767			200,996
Total liabilities and shareholders’ equity	$2,195,874			$1,991,171
Net interest spread(4)			0.36%			2.21%
Net interest income, taxable equivalent basis		$31,962			$36,884
Net interest margin(5)			3.00%			3.78%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(432)			—
Net interest income, as reported		$31,530			$36,884
________________________

(1)	Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.

(2)	Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income, on a taxable equivalent basis, divided by average interest earning assets for the same period.
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2020 Compared to 2019			For the Six Months Ended June 30, 2020 Compared to 2019
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(1,431)	$(1,222)	$(2,653)	$(3,181)	$(2,545)	$(5,726)
Taxable securities	774	(1,152)	(378)	4,238	(1,601)	2,637
Tax-exempt securities(1)	1,996	—	1,996	2,057	—	2,057
Loans	1,846	(1,820)	26	3,215	(3,179)	36
Other	46	(75)	(29)	41	(71)	(30)
Total interest income	3,231	(4,269)	(1,038)	6,370	(7,396)	(1,026)
Interest Expense:
Interest bearing deposits	(433)	891	458	669	3,499	4,168
FHLB advances and other borrowings	100	(499)	(399)	309	(587)	(278)
Subordinated debentures	—	—	—	—	6	6
Total interest expense	(333)	392	59	978	2,918	3,896
Net interest income, taxable equivalent basis	$3,564	$(4,661)	$(1,097)	$5,392	$(10,314)	$(4,922)
________________________

(1)	Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis decreased $1.1 million to $16.5 million for the three months ended June 30, 2020 compared to $17.6 million for the three months ended June 30, 2019, due to a decrease of $1.0 million in interest income and an increase of $0.1 million in interest expense.
Average total interest earning assets increased $130.6 million or 6.6%, for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to increases in securities and loans offset by decreases in interest earning deposits in other banks. The average annualized yield on total interest earning assets decreased from 3.94% for the three months ended June 30, 2019 to 3.51% for the three months ended June 30, 2020 primarily due to lower yields on interest earning deposits in other banks, securities and loans. The lower yields were due to declines in federal funds rate and London Interbank Offered Rate (“LIBOR”), which was partially offset by the impact of interest rate floors which were put in place during 2019.
Average interest bearing liabilities decreased $62.3 million or 18.0% for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to calling the remaining balance of brokered certificates of deposit used in our hedging strategy, as discussed further below. The average annualized rate on total interest bearing liabilities increased to 2.78% for the three months ended June 30, 2020 compared to 2.20% for the same period in 2019, primarily due to the impact of calling the remaining outstanding balance of brokered certificates of deposits, and the acceleration of the related $1.2 million in premium expense.
For the three months ended June 30, 2020, the net interest spread was 0.73% and the net interest margin was 3.14% compared to 1.74% and 3.56%, respectively, for the comparable period in 2019. The net interest margin decrease from the three months ended June 30, 2019 was primarily due to the impact of lower federal funds rates and LIBOR on our interest earning assets and $1.2 million of premium expense associated with calling our brokered certificates of deposit, partially mitigated by decreased Federal Home Loan Bank (“FHLB”) advances and other borrowing expense and the effects associated with the hedging strategy, which included the impacts of reducing the balance of the callable brokered certificates of deposit, along with the benefit derived from the interest rate floors.
Net interest income on a taxable equivalent basis decreased $4.9 million to $32.0 million for the six months ended June 30, 2020 compared to $36.9 million for the six months ended June 30, 2019, due to a decrease of $1.0 million in interest income and an increase of $3.9 million in interest expense.
Average total interest earning assets increased $179.0 million or 9.1%, for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to increases in securities and loans offset by decreases in interest earning deposits in other banks. The average balance of securities increased from $480.5 million for the six months ended June 30, 2019 to $915.4 million for the six months ended June 30, 2020 while the average balance of interest bearing deposits in other banks decreased from $582.4 million to $201.3 million over the same time period. The movement in these asset classes was primarily due to the implementation of the Company’s hedging strategy, intended to protect earnings in a declining interest rate environment that was implemented starting in March 2019. The total balances of the original hedging strategy included the purchase of $400.0 million in notional amount of interest rate floors, $350.4 million in fixed-rate commercial mortgage-backed securities and issuing $325.0 million of callable brokered certificates of deposit. The average annualized yield on total interest earning assets decreased from 4.05% for the six months ended June 30, 2019 to 3.61% for the six months ended June 30, 2020 primarily due to lower yields on interest earning deposits in other banks and securities as well as loans. The lower yields were due to declines in federal funds rate and LIBOR which was partially offset by the interest rate floors. In February 2020, the Company sold $200.0 million of its total $400.0 million notional amount of interest rate floors, which resulted in a net gain of $8.4 million, to be recognized over the weighted average remaining term of 4.1 years. The sale of the floors secured the benefit of lower interest rates at the time of the sale.
Average interest bearing liabilities increased $113.9 million or 39.2% for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to an increase in interest bearing deposits between periods, and an increase in FHLB advances and other borrowings. The average annualized rate on total interest bearing liabilities increased to 3.25% for the six months ended June 30, 2020 compared to 1.84% for the same period in 2019, primarily due to the callable brokered certificates of deposits associated with our hedging strategy. During the six months ended June 30, 2020, the Company called the remaining balance of the callable brokered certificates of deposit, which resulted in the recognition of $3.4 million of premium amortization in interest expense. The accelerated impact of premium expense on brokered certificates of deposit was partially offset by lower rates which resulted from calling and reissuing in prior periods.
For the six months ended June 30, 2020, the net interest spread was 0.36% and the net interest margin was 3.00% compared to 2.21% and 3.78%, respectively, for the comparable period in 2019. The decrease in the net interest spread and net interest margin in the six months ended June 30, 2020 was primarily due to the impact of lower federal funds rates and LIBOR on our interest earning assets, $3.4 million of premium expense associated with calling our brokered certificates of deposit, partially mitigated by decreased FHLB advances and other borrowings expense and the combined effects associated with the hedging strategy, which included the impacts of calling and reissuing a portion of the brokered callable certificates of deposit, along with the benefit derived from the interest rate floors.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded a provision for loan losses of $0.2 million for each of the three months ended June 30, 2020 and 2019. We recorded a provision for loan losses of $0.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. The allowance for loan losses to total gross loans held-for-investment was 0.85% at June 30, 2020 compared to 1.02% at June 30, 2019. The provision for the three and six months ended June 30, 2020 was based on modest increases in loans held-for-investment, our historically strong credit quality and minimal loan charge-offs, and the low to moderate loan-to-value margins in our commercial, multi-family and one-to-four family real estate held-for-investment loan portfolios, as evidenced by weighted average loan-to-value ratios in the low- to mid-50% range. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, we believe the relatively low to moderate loan-to-value ratios, along with only modest exposure to the retail and hospitality sectors, provides lower probability of loss in the event of defaults in our loan portfolio. The Company will continue to monitor trends in its portfolio segments for any known or probable adverse conditions.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$450	$346	30.1%	$832	$712	16.9%
Service fees related to off-balance sheet deposits	7	412	(98.3)%	77	1,171	(93.4)%
Deposit related fees	2,438	1,171	108.2%	4,204	2,158	94.8%
Gain on sale of securities, net	2,556	—	N/M	3,753	—	N/M
(Loss) gain on sale of loans, net	(56)	156	(135.9)%	450	345	30.4%
Gain on sale of branch, net	—	—	—	—	5,509	N/M
Gain on extinguishment of debt	—	—	—	925	—	N/M
Other income	39	69	(43.5)%	124	130	(4.6)%
Total noninterest income	$5,434	$2,154	152.3%	$10,365	$10,025	3.4%
________________________
N/M—Not meaningful
Noninterest income increased $3.3 million or 152.3% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to the gain on sale of securities of $2.6 million and a $1.3 million, or 108.2%, increase in deposit related fees, partially offset by a $0.4 million decrease in service fees related to off-balance sheet deposits. Deposit related fees from digital currency customers increased $1.3 million, or 118.8%, to $2.4 million compared to $1.1 million for the three months ended June 30, 2019 due to both an increase in the number of digital currency customers and the number of transactions.
Noninterest income increased $0.3 million or 3.4% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to the $3.8 million gain on sale of securities, an increase of $2.0 million in deposit related fees, and a $0.9 million gain on extinguishment of debt, offset by a $1.1 million decrease in service fees related to off-balance sheet deposits. In addition, noninterest income for the 2019 period included a pre-tax gain on sale of $5.5 million for our San Marcos branch and business loan portfolio that was completed in March 2019. The $2.0 million increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative. Deposit related fees from digital currency customers increased $2.1 million, or 107.0%, to $4.1 million compared to $2.0 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain of $0.9 million. The decline in service fees related to off-balance sheet deposits was due to a $97.8 million decline in average off-balance sheet deposit balances from $148.9 million for the six months ended June 30, 2019 to $51.1 million for the six months ended June 30, 2020 and a decline in the interest rate spread on these balances.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$9,002	$8,082	11.4%	$17,957	$16,847	6.6%
Occupancy and equipment	894	1,012	(11.7)%	1,801	1,885	(4.5)%
Communications and data processing	1,313	1,123	16.9%	2,574	2,160	19.2%
Professional services	1,105	1,073	3.0%	2,090	2,518	(17.0)%
Federal deposit insurance	182	168	8.3%	305	343	(11.1)%
Correspondent bank charges	347	301	15.3%	720	580	24.1%
Other loan expense	99	118	(16.1)%	221	243	(9.1)%
Other real estate owned expense	—	5	N/M	—	5	N/M
Other general and administrative	1,030	839	22.8%	2,179	1,626	34.0%
Total noninterest expense	$13,972	$12,721	9.8%	$27,847	$26,207	6.3%
________________________
N/M—Not meaningful
Noninterest expense increased $1.3 million or 9.8% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to increases in salaries and employee benefits, communications and data processing and other general and administrative expense, partially offset by a decreases in occupancy and equipment. The increase of $0.9 million, or 11.4% in salaries and employee benefits was primarily due to increases in cost per full-time equivalent employee including an increase of $0.2 million in stock-based compensation expense.
Noninterest expense increased $1.6 million or 6.3% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increases in salaries and employee benefits, communications and data processing and other general and administrative expense, partially offset by decreases in professional services. The increase of $1.1 million or 6.6% in salaries and employee benefits was primarily due to a moderate increase in cost per full-time equivalent employee including an increase of $0.4 million in stock-based compensation expense. Communications and data processing increased $0.4 million or 19.2% primarily due to amortization of previously capitalized foreign currency and payments platform enhancements and additional expenses related to monitoring, data and security software. We continue to invest in scalable technology, and are committed to expanding our banking platform with a cloud-based API-enabled payment hub to complement our API-enabled SEN. While we continue to invest in projects to strengthen our ability to operate efficiently and effectively while leveraging existing and new technology, professional services expense has decreased by $0.4 million or 17.0% due to decreased consulting expense related to our foreign exchange platform and decreased recruiting expense.
Income Tax Expense
Income tax expense was $1.8 million for the three months ended June 30, 2020 compared to $1.7 million for the three months ended June 30, 2019. Our effective tax rates for the three months ended June 30, 2020 and 2019 were 25.0% and 24.7%, respectively.
Income tax expense was $3.6 million for the six months ended June 30, 2020 compared to $5.7 million for the six months ended June 30, 2019. Our effective tax rates for the six months ended June 30, 2020 and 2019 were 26.7% and 28.1%, respectively. The decrease in our effective tax rate was primarily related to tax-exempt income earned on certain municipal bonds.
Financial Condition
As of June 30, 2020, our total assets increased to $2.3 billion compared to $2.1 billion as of December 31, 2019. Shareholders’ equity increased $37.1 million, or 16.0%, to $268.1 million at June 30, 2020 compared to $231.0 million at December 31, 2019. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is discussed below.

Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $132.0 million at December 31, 2019 to $185.7 million at June 30, 2020. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank earning 0.10% at June 30, 2020 compared to 1.55% at December 31, 2019.
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
Our securities available-for-sale increased $53.3 million, or 5.9%, from $897.8 million at December 31, 2019 to $951.1 million at June 30, 2020. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, municipal bonds and asset backed securities. Our securities portfolio has grown substantially due to the implementation of a hedging strategy and utilizing cash to purchase high quality available-for-sale securities. During the six months ended June 30, 2020, the Company sold $216.4 million of fixed-rate commercial mortgage-backed securities and realized a gain on sale of $3.8 million. These securities were originally purchased as part of the hedging strategy in 2019. The proceeds from these sales were reinvested in $249.6 million of highly rated fixed-rate tax-exempt municipal bonds at higher tax-equivalent yields than the commercial mortgage-backed securities that were sold. All municipal bonds purchased are general obligation, revenue or essential purpose bonds that have call dates or maturities in less than 11 years. The municipal bonds that were purchased have similar average lives as the commercial mortgage-backed securities that were sold. Such fixed rate investments help mitigate a decline in interest income in a declining rate environment and provide higher returns compared to lower yielding cash and cash alternatives. The Company also purchased $15.8 million of highly rated fixed-rate taxable municipal bonds and entered into a series of interest rate swaps, which are accounted for as fair value hedges, to convert the bonds from fixed to floating rate yields. In addition, the Company purchased $13.2 million of fixed-rate commercial mortgage-backed securities in March 2020.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at June 30, 2020 and the amortized cost and carrying value of those securities as of the indicated dates.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
June 30, 2020
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$—	—	$—	—	$—	—	$674	3.54%	$674	$689	3.54%
Government agency collateralized mortgage obligation	—	—	—	—	291	1.32%	227,481	0.90%	227,772	227,984	0.90%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	22,945	2.61%	22,945	19,808	2.61%
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	—	—	—	—	—	—	164,653	3.21%	164,653	180,267	3.21%
Municipal bonds:
Tax-exempt	—	—	—	—	11,930	3.30%	235,602	2.75%	247,532	265,001	2.78%
Taxable	—	—	—	—	—	—	15,727	2.72%	15,727	16,129	2.72%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	253,960	1.56%	253,960	241,216	1.56%
Total securities	$—	—	$—	—	$12,221	3.25%	$921,042	2.05%	$933,263	$951,094	2.06%

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$674	$689	$769	$801
Government agency collateralized mortgage obligation	227,772	227,984	242,203	241,918
Private-label collateralized mortgage obligation	22,945	19,808	26,346	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,653	180,267	364,719	377,016
Municipal bonds:
Tax-exempt	247,532	265,001	—	—
Taxable	15,727	16,129	—	—
Asset backed securities:
Government sponsored student loan pools	253,960	241,216	258,022	251,531
Total securities	$933,263	$951,094	$892,059	$897,766
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
In the first quarter of 2020, we began offering a new pilot product called SEN Leverage, which will allow Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges or custodians that are also Silvergate customers. We plan to expand this offering in the latter part of 2020. The outstanding balance of SEN Leverage loans was $20.0 million as of June 30, 2020 and is included in the commercial and industrial loan segment.

The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$216,038	27.1%	$193,367	28.9%
Multi-family	72,007	9.0%	81,233	12.2%
Commercial	316,815	39.7%	331,052	49.6%
Construction	10,822	1.4%	7,213	1.1%
Commercial and industrial	24,707	3.1%	14,440	2.1%
Consumer and other	243	0.0%	122	0.0%
Reverse mortgage	1,309	0.2%	1,415	0.2%
Mortgage warehouse	155,308	19.5%	39,247	5.9%
Total gross loans held-for-investment	797,249	100.0%	668,089	100.0%
Deferred fees, net	3,062		2,724
Total loans held-for-investment	800,311		670,813
Allowance for loan losses	(6,763)		(6,191)
Total net loans held-for-investment	$793,548		$664,622
Loans held-for-sale	$321,835		$375,922
The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at June 30, 2020:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	June 30, 2020
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$5	$457	$215,576	$216,038
Multi-family	426	30,886	40,695	72,007
Commercial	35,235	137,029	144,551	316,815
Construction	7,800	3,022	—	10,822
Commercial and industrial	22,015	2,692	—	24,707
Consumer and other	243	—	—	243
Reverse mortgage	—	—	1,309	1,309
Mortgage warehouse	155,308	—	—	155,308
Total gross loans held-for-investment	$221,032	$174,086	$402,131	$797,249
Amounts with fixed rates	$166,622	$97,333	$112,406	$376,361
Amounts with floating rates	$54,410	$76,753	$289,725	$420,888
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
Nonperforming loans decreased to $4.5 million, or 0.57% of total loans, at June 30, 2020 compared to $5.9 million, or 0.88% of total loans, at December 31, 2019. The decrease in nonperforming loans during the six months ended June 30, 2020 was due to principal repayments on nonperforming commercial and industrial loans and payoffs on one-to-four family real estate loans.
Other real estate owned was $51,000 as of June 30, 2020 compared to $0.1 million at December 31, 2019.
Total nonperforming assets were $4.6 million and $6.0 million at June 30, 2020 and December 31, 2019, respectively, or 0.20% and 0.28%, respectively, of total assets.
The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$3,174	$3,963
Commercial and industrial	498	1,098
Reverse mortgage	856	848
Accruing loans 90 or more days past due	—	—
Total gross nonperforming loans	4,528	5,909
Other real estate owned, net	51	128
Total nonperforming assets	$4,579	$6,037
Ratio of nonperforming loans to total loans(1)	0.57%	0.88%
Ratio of nonperforming assets to total assets	0.20%	0.28%

Troubled debt restructurings
Restructured loans-nonaccrual	$1,033	$1,202
Restructured loans-accruing	587	589
Total troubled debt restructurings	$1,620	$1,791
________________________

(1)	Total loans exclude loans held-for-sale at each of the dates presented.
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

•	Loss. Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2020
Real estate loans:
One-to-four family	$212,864	$—	$3,174	$—	$216,038
Multi-family	72,007	—	—	—	72,007
Commercial	309,358	7,457	—	—	316,815
Construction	10,822	—	—	—	10,822
Commercial and industrial	22,837	—	1,870	—	24,707
Consumer and other	243	—	—	—	243
Reverse mortgage	453	—	856	—	1,309
Mortgage warehouse	155,308	—	—	—	155,308
Total gross loans held-for-investment	$783,892	$7,457	$5,900	$—	$797,249

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089

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
Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as TDRs. As of June 30, 2020, the Company held seven loans amounting to $1.6 million, which were TDRs, compared to nine loans amounting to $1.8 million at December 31, 2019.
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

•
For commercial and industrial loans, the debt service coverage ratio (income from the business exceeding operating expenses compared to loan repayment requirements), the operating results of the commercial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral, risks related to new product offerings such as loans secured by bitcoin and the volatility of this particular collateral type; and

•
For mortgage warehouse loans held-for-investment, despite our negligible loss history, we provide a loss allowance factor subject to quarterly adjustment. Mortgage warehouse loans held-for-sale are not subject to any loan loss allowance and are recorded at lower of cost or fair market value.

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Six Months Ended June 30,
	2020	2019

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,191	$6,723
Charge-offs:
Real estate:
One-to-four family	17	93
Total charge-offs	17	93
Total recoveries	—	—
Net charge-offs	17	93
Provision for loan losses	589	419
Allowance for loan losses at period end	$6,763	$7,049

Total gross loans outstanding (end of period)	$797,249	$688,602
Average loans outstanding	$694,751	$630,843

Allowance for loan losses to period end loans	0.85%	1.02%
Net charge-offs to average loans	0.00%	0.01%
Our allowance for loan losses at June 30, 2020 and June 30, 2019 was $6.8 million and $7.0 million, respectively, or 0.85% and 1.02% of loans for each respective period-end. The decrease in the ratio allowance for loan losses to gross loans held-for-investment from June 30, 2019 was due to the change in mix in our loan portfolio.
We had $17,000 in charge-offs and no recoveries for the six months ended June 30, 2020 and 2019.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2020		December 31, 2019
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,514	0.19%	$2,051	0.31%
Multi-family	822	0.10%	653	0.10%
Commercial	1,947	0.25%	2,791	0.41%
Construction	1,018	0.13%	96	0.01%
Commercial and industrial	763	0.10%	312	0.05%
Consumer and other	1	0.00%	1	0.00%
Reverse mortgage	39	0.00%	37	0.01%
Mortgage warehouse	659	0.08%	250	0.04%
Total allowance for loan losses	$6,763	0.85%	$6,191	0.93%
________________________

(1)	Loan amount as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers. Deposits decreased to $1.7 billion at June 30, 2020 compared to $1.8 billion December 31, 2019. Noninterest bearing deposits totaled $1.6 billion (representing approximately 93.6% of total deposits) at June 30, 2020, compared to $1.3 billion (representing approximately 74.0% of total deposits) at December 31, 2019. At June 30, 2020, deposits by foreign depositors amounted to $650.4 million or 32.5% of total deposits. The decrease in total deposits from December 31, 2019 was driven by a $322.4 million decrease in our callable brokered certificates of deposit which were called during the six months ended June 30, 2020, offset by an increase in deposit levels from our digital currency customers.
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	June 30, 2020		December 31, 2019
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	64	$601	60	$527
Institutional investors	566	577	509	432
Other customers	251	331	235	286
Total	881	$1,509	804	$1,246
________________________

(1)	Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.62% and 0.68%, respectively, for the six months ended June 30, 2020 as compared to 0.18% and 0.30%, respectively, for the six months ended June 30, 2019. The increase in the weighted average cost of deposits compared to the prior period was driven by the addition of new callable brokered certificates of deposit associated with a hedging strategy and the acceleration of $3.4 million premium amortization expense recognized during the six months ended June 30, 2020 from calling the brokered certificates of deposits, as discussed in “—Results of Operations—Net Interest Income and Net Interest Margin Analysis” above.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Six Months Ended June 30, 2020		Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$1,524,017	—	$1,445,232	—
Interest bearing accounts:
Interest bearing demand accounts	48,097	0.14%	49,052	0.14%
Money market and savings accounts	74,134	0.71%	90,551	0.87%
Certificates of deposit:
Brokered certificates of deposit	192,272	5.65%	187,966	3.54%
Other	1,535	0.92%	13,026	1.49%
Total interest bearing deposits	316,038	3.63%	340,595	2.26%
Total deposits	$1,840,055	0.62%	$1,785,827	0.43%
The following table presents the maturities of our certificates of deposit as of June 30, 2020:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$250	$121	$162	$474	$1,007
Less than $100,000	17	—	109	247	373
Total	$267	$121	$271	$721	$1,380
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2020, approximately $1.0 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. At June 30, 2020, we had $360.0 million in outstanding FHLB advances and had an additional $193.3 million in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Six Months Ended June 30, 2020	Year Ended December 31, 2019

	(Dollars in thousands)
Amount outstanding at period-end	$360,000	$49,000
Weighted average interest rate at period-end	0.23%	1.66%
Maximum month-end balance during the period	$360,000	$218,000
Average balance outstanding during the period	$78,263	$28,205
Weighted average interest rate during the period	0.22%	1.94%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $4.5 million as of June 30, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of June 30, 2020.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At June 30, 2020, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At June 30, 2020, the interest rate for the Company’s next scheduled payment was 5.51%, based on six-month LIBOR of 1.76%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At June 30, 2020, the interest rate for the Company’s next scheduled payment was 2.16%, based on three-month LIBOR of 0.31%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At June 30, 2020, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $68.0 million with other correspondent banks.
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
We maintain high levels of liquidity for our customers who operate in the digital currency industry, as these deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control. As a result, our investment portfolio is comprised primarily of mortgage-backed securities backed by government-sponsored entities, collateralized mortgage obligations, municipal bonds, and asset-backed securities.
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
The movement of funds on our balance sheet among different SEN deposit customers does not reduce the Bank’s deposits and thus does not present liquidity issues or require any borrowing by the Company or the Bank. In addition, to the extent that SEN participants fully withdraw funds from the Bank, no material liquidity issues or borrowing needs would be presented since the majority of SEN deposit funds are held in cash or other liquid assets, such as available-for-sale securities.
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. At June 30, 2020, we had $360.0 million in outstanding FHLB advances. We did not have any borrowings outstanding with the FRB at June 30, 2020. As of June 30, 2020, we had an additional $193.3 million of available borrowing capacity from the FHLB, $4.5 million of available borrowing capacity from the FRB and available lines of credit of $68.0 million with other correspondent banks. Cash and cash equivalents at June 30, 2020 were $199.4 million. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $37.1 million to $268.1 million at June 30, 2020 compared to $231.0 million at December 31, 2019. The increase in shareholders’ equity was primarily due to net income for the six months ended June 30, 2020, which amounted to $9.9 million and an increase in accumulated other comprehensive income of $26.9 million. The increase in accumulated other comprehensive income was primarily due to unrealized gains on derivatives purchased in connection with our hedging strategy and unrealized gains on our available-for-sale securities portfolio.
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
As of June 30, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (assuming minimum capital adequacy ratios were applicable to the Company) and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2020
The Company
Tier 1 leverage ratio	$250,335	11.57%	$86,543	4.00%	N/A	N/A
Common equity tier 1 capital ratio	234,835	23.32%	45,317	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	250,335	24.86%	60,423	6.00%	N/A	N/A
Total risk-based capital ratio	257,213	25.54%	80,564	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	236,281	10.92%	86,519	4.00%	$108,149	5.00%
Common equity tier 1 capital ratio	236,281	23.48%	45,279	4.50%	65,404	6.50%
Tier 1 risk-based capital ratio	236,281	23.48%	60,373	6.00%	80,497	8.00%
Total risk-based capital ratio	243,159	24.17%	80,497	8.00%	100,621	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated statements of financial condition. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to “Note 9—Commitments and Contingencies—Off-Balance Sheet Items” of the “Notes to Unaudited Condensed Consolidated Financial Statements” under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
This Quarterly Report on Form 10-Q includes certain non-GAAP financial measures for the six months ended June 30, 2020 and 2019 in order to present our results of operations for that period on a basis consistent with our historical operations. On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement with HomeStreet Bank to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. This transaction, which was completed in March 2019, generated a pre-tax gain on sale of $5.5 million. There were no non-GAAP adjustments for the three and six months ended June 30, 2020 or for the three months ended June 30, 2019.
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

	Six Months Ended June 30,
	2020	2019

Net income
Net income, as reported	$9,859	$14,592
Adjustments:
Gain on sale of branch, net	—	(5,509)
Tax effect(1)	—	1,574
Adjusted net income	$9,859	$10,657

Noninterest income / average assets(2)
Noninterest income	$10,365	$10,025
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted noninterest income	10,365	4,516
Average assets	2,195,874	1,991,171
Noninterest income / average assets, as reported	0.95%	1.02%
Adjusted noninterest income / average assets	0.95%	0.46%

Return on average assets (ROAA)(2)
Adjusted net income	$9,859	$10,657
Average assets	2,195,874	1,991,171
Return on average assets (ROAA), as reported	0.90%	1.48%
Adjusted return on average assets	0.90%	1.08%

Return on average equity (ROAE)(2)
Adjusted net income	$9,859	$10,657
Average equity	249,767	200,996
Return on average equity (ROAE), as reported	7.94%	14.64%
Adjusted return on average equity	7.94%	10.69%

Efficiency ratio
Noninterest expense	$27,847	$26,207
Net interest income	31,530	36,884
Noninterest income	10,365	10,025
Total net interest income and noninterest income	41,895	46,909
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted total net interest income and noninterest income	41,895	41,400
Efficiency ratio, as reported	66.47%	55.87%
Adjusted efficiency ratio	66.47%	63.30%
________________________

(1)	Amount represents the total income tax effect of the adjustment, which is calculated based on the applicable marginal tax rate of 28.58%.

(2)	Data has been annualized.
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

	(Dollars in thousands)
June 30, 2020
Assets
Interest earning assets
Loans(1)	$547,989	$53,974	$172,883	$774,846	$347,300	$1,122,146
Securities(2)	467,012	2,186	17,843	487,041	477,552	964,593
Interest earning deposits in other banks	183,183	349	2,135	185,667	—	185,667
Total earning assets	$1,198,184	$56,509	$192,861	$1,447,554	$824,852	$2,272,406
Liabilities
Interest bearing liabilities
Interest bearing deposits	$106,125	$—	$—	$106,125	$268	$106,393
Certificates of deposit	—	267	392	659	721	1,380
Total interest bearing deposits	106,125	267	392	106,784	989	107,773
FHLB advances	350,000	—	10,000	360,000	—	360,000
Total interest bearing liabilities	$456,125	$267	$10,392	$466,784	$989	$467,773
Period gap	$742,059	$56,242	$182,469	$980,770	$823,863	$1,804,633
Cumulative gap	$742,059	$798,301	$980,770	$980,770	$1,804,633
Ratio of cumulative gap to total earning assets	32.66%	35.13%	43.16%	43.16%	79.42%
________________________

(1)	Includes loans held-for-sale.

(2)	Includes FHLB and FRB stock.

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
The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2020:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2020	(2.41)%	0.00%	7.91%	14.84%	21.71%
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
The following table illustrates the results of our EVE analysis as of June 30, 2020.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2020	(5.25)%	0.00%	4.84%	6.15%	5.93%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances surrounding this pandemic, it is difficult to predict the impact of the pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus pandemic will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility has had and, if it continues, could continue to have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.
Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by U.S. federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, has had and may continue to have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Effective August 7, 2020, the Company entered into employment agreements with its three named executive officers, as described below. These employment agreements supersede and replace the prior employment agreement of Mr. Lane, dated as of January 1, 2018, and the change in control severance agreement of Mr. Eisele, dated as of September 29, 2005. Copies of these agreements appear as Exhibits to this Quarterly Report on Form 10-Q.
Executive Employment Agreement with Alan J. Lane
Effective August 7, 2020, the Company and the Bank entered into an employment agreement with Mr. Lane pursuant to which he serves as President and Chief Executive Officer of the Company and as Chief Executive Officer of the Bank. Under his employment agreement, Mr. Lane is entitled to an annual base salary of $492,003, subject to increase from time to time in the Company’s sole discretion. Mr. Lane is also eligible to receive an annual incentive bonus. The amount of the incentive bonus is based on the attainment of performance criteria established and evaluated by our board of directors, provided that the target annual bonus is equal to 75% of his annual base salary, which incentive bonus shall be paid in cash. In addition, Mr. Lane may be granted an annual long-term incentive benefit, comprised of restricted stock and options, subject to the terms and progressive vesting contained in the 2018 Equity Compensation Plan. Mr. Lane is eligible to receive benefits under any employee benefit plans made available to senior executives including, but not limited to, retirement plans, supplemental retirement plans, medical, dental, disability, life insurance plans, and any other employee benefit plan or arrangement made available by the Company or the Bank to its senior executives.
In the event of a termination of Mr. Lane’s employment (i) by the Bank without “cause” or (ii) within twelve (12) months following a “change of control,” by the Bank (or any successor in interest to the Bank that has assumed the Bank’s obligation under his employment agreement) without “cause” or by Mr. Lane for “good reason,” in each case as such terms are defined in his employment agreement, Mr. Lane would be entitled to receive (A) twenty-four (24) months of base salary; (B) payment in full of the prorated target bonus due for the year in which he was terminated and any bonus due for the previous completed performance period (if not previously paid), subject to such payroll deductions and withholdings as are required by law; and (C) twenty-four (24) months of any health insurance benefits that Mr. Lane was receiving at the time of termination of his employment under a Bank employee health insurance plan subject to COBRA.
The payment of all such severance amounts and benefits is contingent upon Mr. Lane’s timely execution, and non- revocation of, a release of all claims in a form provided by the Company, and the continued observance of all post-termination obligations contained in the employment agreement.
The foregoing description of the employment agreement is qualified in its entirety by reference to the full and complete copy of the employment agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Executive Employment Agreement with Derek J. Eisele
Effective August 7, 2020, the Company and the Bank entered into an employment agreement with Mr. Eisele pursuant to which he serves as Executive Vice President of the Company and as President and Chief Credit Officer of the Bank. Under his employment agreement, Mr. Eisele is entitled to an annual base salary of $335,005, subject to increase from time to time in the Company’s sole discretion. Mr. Eisele is also eligible to receive an annual incentive bonus. The amount of the incentive bonus is based on the attainment of performance criteria established and evaluated by our board of directors, provided that the target annual bonus is equal to 40% of his annual base salary for the year ending December 31, 2020, and 30% of his annual base salary for the year ending December 31, 2021, and each year thereafter, which incentive bonus shall be paid in cash. In addition, Mr. Eisele may be granted an annual long-term incentive benefit, comprised of restricted stock and options, subject to the terms and progressive vesting contained in the 2018 Equity Compensation Plan. Mr. Eisele is eligible to receive benefits under any employee benefit plans made available to senior executives including, but not limited to, retirement plans, supplemental retirement plans, medical, dental, disability, life insurance plans, and any other employee benefit plan or arrangement made available by the Company or the Bank to its senior executives.

In the event of a termination of Mr. Eisele’s employment (i) by the Bank without “cause” (as defined in his employment agreement) Mr. Eisele would be entitled receive (A) twelve (12) months of base salary; (B) payment in full of the prorated target bonus due for the year in which he was terminated and any bonus due for the previous completed performance period (if not previously paid), subject to such payroll deductions and withholdings as are required by law; and (C) twelve (12) months of any health insurance benefits that Mr. Eisele was receiving at the time of termination of his employment under a Bank employee health insurance plan subject to COBRA, or (ii) within twelve (12) months following a “change of control,” by the Bank (or any successor in interest to the Bank that has assumed the Bank’s obligation under his employment agreement) without “cause” or by Mr. Eisele for “good reason” (as such terms are defined in his employment agreement), Mr. Eisele would be entitled to receive (A) twenty-four (24) months of base salary; (B) payment in full of the prorated target bonus due for the year in which he was terminated and any bonus due for the previous completed performance period (if not previously paid), subject to such payroll deductions and withholdings as are required by law; and (C) twelve (12) months of any health insurance benefits that Mr. Eisele was receiving at the time of termination of his employment under a Bank employee health insurance plan subject to COBRA.
The payment of all such severance amounts and benefits is contingent upon Mr. Eisele’s timely execution, and non- revocation of, a release of all claims in a form provided by the Company, and the continued observance of all post-termination obligations contained in his employment agreement.
The foregoing description of the employment agreement is qualified in its entirety by reference to the full and complete copy of the employment agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Executive Employment Agreement with Benjamin C. Reynolds
Effective August 7, 2020, the Company and the Bank entered into an employment agreement with Mr. Reynolds pursuant to which he serves as Executive Vice President, Director of Corporate Development of the Company and the Bank. Under his employment agreement, Mr. Reynolds is entitled to an annual base salary of $281,008, subject to increase from time to time in the Company’s sole discretion. Mr. Reynolds is also eligible to receive an annual incentive bonus. The amount of the incentive bonus is based on the attainment of performance criteria established and evaluated by our board of directors, provided that the target annual bonus is equal to 40% of his annual base salary, which incentive bonus shall be paid in cash. In addition, Mr. Reynolds may be granted an annual long-term incentive benefit, comprised of restricted stock and options, subject to the terms and progressive vesting contained in the 2018 Equity Compensation Plan. Mr. Reynolds is eligible to receive benefits under any employee benefit plans made available to senior executives including, but not limited to, retirement plans, supplemental retirement plans, medical, dental, disability, life insurance plans, and any other employee benefit plan or arrangement made available by the Company or the Bank to its senior executives.
In the event of a termination of Mr. Reynolds’s employment (i) by the Bank without “cause” or (ii) within twelve (12) months following a “change of control,” by the Bank (or any successor in interest to the Bank that has assumed the Bank’s obligation under his employment agreement) without “cause” or by Mr. Reynolds for “good reason,” in each case as such terms are defined in his employment agreement, Mr. Reynolds would be entitled receive (A) twelve (12) months of base salary; (B) payment in full of the prorated target bonus due for the year in which he was terminated and any bonus due for the previous completed performance period (if not previously paid), subject to such payroll deductions and withholdings as are required by law; and (C) twelve (12) months of any health insurance benefits that Mr. Reynolds was receiving at the time of termination of his employment under a Bank employee health insurance plan subject to COBRA.
The payment of all such severance amounts and benefits is contingent upon Mr. Reynolds’s timely execution, and non- revocation of, a release of all claims in a form provided by the Company, and the continued observance of all post-termination obligations contained in his employment agreement.
The foregoing description of the employment agreement is qualified in its entirety by reference to the full and complete copy of the employment agreement attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

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

10.1	Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Alan J. Lane.
10.2	Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Derek J. Eisele.
10.3	Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Benjamin C. Reynolds.
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGATE CAPITAL CORPORATION

Date:	August 11, 2020	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2020	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)