Form 10-Q
period 2020-09-30
Silvergate Capital Corp
filed 2020-11-10
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2020, the registrant had 18,628,984 shares of Class A voting common stock and 64,197 shares of Class B non-voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$15,152	$1,579
Interest earning deposits in other banks	182,330	132,025
Cash and cash equivalents	197,482	133,604
Securities available-for-sale, at fair value	944,161	897,766
Loans held-for-sale, at lower of cost or fair value	665,842	375,922
Loans held-for-investment, net of allowance for loan losses of $6,763 and $6,191 at September 30, 2020 and December 31, 2019, respectively	735,857	664,622
Federal home loan and federal reserve bank stock, at cost	14,839	10,264
Accrued interest receivable	7,385	5,950
Other real estate owned, net	27	128
Premises and equipment, net	3,122	3,259
Operating lease right-of-use assets	3,478	4,571
Derivative assets	34,138	23,440
Low income housing tax credit investment	890	954
Other assets	13,352	7,647
Total assets	$2,620,573	$2,128,127
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$2,164,326	$1,343,667
Interest bearing accounts	116,782	470,987
Total deposits	2,281,108	1,814,654
Federal home loan bank advances	10,000	49,000
Notes payable	—	3,714
Subordinated debentures, net	15,827	15,816
Operating lease liabilities	3,770	4,881
Accrued expenses and other liabilities	26,107	9,026
Total liabilities	2,336,812	1,897,091
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 18,627 and 17,775 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	186	178
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 64 and 893 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	9
Additional paid-in capital	132,647	132,138
Retained earnings	109,229	92,310
Accumulated other comprehensive income	41,698	6,401
Total shareholders’ equity	283,761	231,036
Total liabilities and shareholders’ equity	$2,620,573	$2,128,127
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$13,527	$13,574	$38,358	$38,369
Taxable securities	3,746	6,510	13,917	14,044
Tax-exempt securities	1,720	—	3,345	—
Other interest earning assets	196	1,183	1,325	8,038
Dividends and other	116	121	437	472
Total interest income	19,305	21,388	57,382	60,923
Interest expense
Deposits	57	2,385	5,760	3,920
Federal home loan bank advances	65	172	336	172
Notes payable and other	—	117	36	702
Subordinated debentures	257	271	794	802
Total interest expense	379	2,945	6,926	5,596
Net interest income before provision for loan losses	18,926	18,443	50,456	55,327
(Reversal of) provision for loan losses	—	(858)	589	(439)
Net interest income after provision for loan losses	18,926	19,301	49,867	55,766
Noninterest income
Mortgage warehouse fee income	758	373	1,590	1,085
Service fees related to off-balance sheet deposits	1	283	78	1,454
Deposit related fees	3,293	1,657	7,497	3,815
(Loss) gain on sale of securities, net	—	(16)	3,753	(16)
(Loss) gain on sale of loans, net	(96)	248	354	593
Gain on sale of branch, net	—	—	—	5,509
Gain on extinguishment of debt	—	—	925	—
Other income	8	54	132	184
Total noninterest income	3,964	2,599	14,329	12,624
Noninterest expense
Salaries and employee benefits	8,899	8,277	26,856	25,124
Occupancy and equipment	845	892	2,646	2,777
Communications and data processing	1,389	1,298	3,963	3,458
Professional services	1,207	889	3,297	3,407
Federal deposit insurance	209	39	514	382
Correspondent bank charges	403	288	1,123	868
Other loan expense	60	47	281	290
Other real estate owned expense	23	75	23	80
Other general and administrative	1,098	806	3,277	2,432
Total noninterest expense	14,133	12,611	41,980	38,818
Income before income taxes	8,757	9,289	22,216	29,572
Income tax expense	1,697	2,633	5,297	8,324
Net income	$7,060	$6,656	$16,919	$21,248
Basic earnings per share	$0.38	$0.37	$0.91	$1.19
Diluted earnings per share	$0.37	$0.36	$0.88	$1.16
Weighted average shares outstanding:
Basic	18,682	17,840	18,674	17,830
Diluted	19,134	18,246	19,119	18,252
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$7,060	$6,656	$16,919	$21,248
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities	13,557	6,967	29,434	15,136
Less: Reclassification adjustment for net loss (gain) included in net income	—	16	(3,753)	16
Income tax effect	(3,898)	(1,997)	(7,366)	(4,332)
Unrealized gain on available-for-sale securities, net of tax	9,659	4,986	18,315	10,820
Change in net unrealized (loss) gain on derivative assets	(1,187)	5,950	25,010	10,348
Less: Reclassification adjustment for net gain included in net income	(516)	—	(1,197)	—
Income tax effect	472	(1,701)	(6,831)	(2,957)
Unrealized (loss) gain on derivative instruments, net of tax	(1,231)	4,249	16,982	7,391
Other comprehensive income	8,428	9,235	35,297	18,211
Total comprehensive income	$15,488	$15,891	$52,216	$39,459
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

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	17,775,160	$178	892,836	$9	$132,138	$92,310	$6,401	$231,036
Total comprehensive income, net of tax	—	—	—	—	—	4,393	9,125	13,518
Conversion of Class B common stock to Class A common stock	596,000	6	(596,000)	(6)	—	—	—	—
Stock-based compensation	—	—	—	—	199	—	—	199
Exercise of stock options, net of shares withheld for employee taxes	134	—	—	—	(1)	—	—	(1)
Balance at March 31, 2020	18,371,294	184	296,836	3	132,336	96,703	15,526	244,752
Total comprehensive income, net of tax	—	—	—	—	—	5,466	17,744	23,210
Stock-based compensation	—	—	—	—	201	—	—	201
Exercise of stock options, net of shares withheld for employee taxes	7,569	—	—	—	(58)	—	—	(58)
Balance at June 30, 2020	18,378,863	184	296,836	3	132,479	102,169	33,270	268,105
Total comprehensive income, net of tax	—	—	—	—	—	7,060	8,428	15,488
Conversion of Class B common stock to Class A common stock	232,639	2	(232,639)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	259	—	—	259
Exercise of stock options, net of shares withheld for employee taxes	15,290	—	—	—	(91)	—	—	(91)
Balance at September 30, 2020	18,626,792	$186	64,197	$1	$132,647	$109,229	$41,698	$283,761
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$16,919	$21,248
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,535	771
Amortization of securities premiums and discounts, net	2,941	1,261
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	689	666
Stock-based compensation	659	66
Deferred income tax expense (benefit)	191	(190)
Provision for (reversal of) loan losses	589	(439)
Gain on sale of loans, net	(354)	(593)
(Gain) loss on sale of securities, net	(3,753)	16
Originations/purchases of loans held-for-sale	(4,516,366)	(2,323,891)
Proceeds from sales of loans held-for-sale	4,216,094	2,235,558
Gain on sale of branch, net	—	(5,509)
Gain on extinguishment of debt	(925)	—
Other, net	(2,163)	2,092
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(7,242)	(1,776)
Accrued expenses and other liabilities	2,634	(617)
Net cash used in operating activities	(287,552)	(71,337)
Cash flows from investing activities
Purchases of securities available-for-sale	(278,641)	(589,031)
Proceeds from paydowns and maturities of securities available-for-sale	40,915	18,351
Proceeds from sale of securities available-for-sale	216,355	31,088
Loan originations/purchases and payments, net	(98,259)	(128,832)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	36,400	41,963
Purchase of federal home loan and federal reserve bank stock, net	(4,575)	(603)
Proceeds from sale of other real estate owned	109	77
Purchase of premises and equipment	(788)	(942)
Proceeds from sale of branch, net of cash	—	47,390
Proceeds from (purchases of) derivative contracts, net	15,311	(20,663)
Other, net	—	10
Net cash used in investing activities	(73,173)	(601,192)
Cash flows from financing activities
Net change in noninterest bearing deposits	820,659	(144,737)
Net change in interest bearing deposits	(354,206)	284,277
Net change in federal home loan bank advances	(38,075)	20,000
Payments made on notes payable	(3,714)	(857)
Taxes paid related to net share settlement of equity awards	(150)	(158)
Other, net	89	(158)
Net cash provided by financing activities	424,603	158,367
Net increase (decrease) in cash and cash equivalents	63,878	(514,162)
Cash and cash equivalents, beginning of period	133,604	674,420
Cash and cash equivalents, end of period	$197,482	$160,258
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
The Bank was incorporated in 1987 and commenced business in 1988 under the California Financial Code as an industrial bank. In February 2009 the Bank converted its charter to a California commercial bank, which gave it the added authority to accept demand deposits. At the same time, the Company also became a registered bank holding company under the federal Bank Holding Company Act. The Bank became a member of the Federal Reserve System in December 2012. The Bank is subject to regulation by the California Department of Financial Protection and Innovation, Division of Financial Institutions (“DFPI”), and the Federal Reserve Bank of San Francisco (“FRB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits.
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
Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
September 30, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$665	$17	$(1)	$681
Government agency collateralized mortgage obligation	212,053	472	(278)	212,247
Private-label collateralized mortgage obligation	21,160	440	(395)	21,205
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,435	18,317	—	182,752
Municipal bonds:
Tax-exempt	246,848	19,159	—	266,007
Taxable	15,613	865	—	16,478
Asset backed securities:
Government sponsored student loan pools	251,999	—	(7,208)	244,791
	$912,773	$39,270	$(7,882)	$944,161

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$769	$32	$—	$801
Government agency collateralized mortgage obligation	242,203	552	(837)	241,918
Private-label collateralized mortgage obligation	26,346	352	(198)	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	364,719	12,474	(177)	377,016
Asset backed securities:
Government sponsored student loan pools	258,022	—	(6,491)	251,531
	$892,059	$13,410	$(7,703)	$897,766
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of September 30, 2020 and December 31, 2019.
At September 30, 2020, the total fair value of securities issued by four individual issuers, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $143.8 million.
Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
September 30, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$177	$(1)	$—	$—	$177	$(1)
Government agency collateralized mortgage obligation	129,737	(156)	59,042	(122)	188,779	(278)
Private-label collateralized mortgage obligation	752	(14)	10,306	(381)	11,058	(395)
Asset backed securities:
Government sponsored student loan pools	—	—	244,792	(7,208)	244,792	(7,208)
	$130,666	$(171)	$314,140	$(7,711)	$444,806	$(7,882)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	$143,633	$(785)	$15,794	$(52)	$159,427	$(837)
Private-label collateralized mortgage obligation	59	(1)	15,168	(197)	15,227	(198)
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	13,142	(177)	—	—	13,142	(177)
Asset backed securities:
Government sponsored student loan pools	62,938	(1,317)	188,593	(5,174)	251,531	(6,491)
	$219,772	$(2,280)	$219,555	$(5,423)	$439,327	$(7,703)

As indicated in the tables above, as of September 30, 2020, the Company’s investment securities had gross unrealized losses totaling approximately $7.9 million, compared to approximately $7.7 million at December 31, 2019. The Company analyzed all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis, the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. In addition, the Company has contracted with third party companies to perform independent cash flow analyses of its securities portfolio as needed. The unrealized losses on government sponsored student loan pools are due primarily to increased credit spreads as of September 30, 2020. The Company has an adequate amount of credit enhancement and government assurance to cover any expected losses at this time. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at September 30, 2020 or December 31, 2019. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of September 30, 2020, the Company had 31 securities whose estimated fair value declined 1.74% from the Company’s amortized cost; at December 31, 2019, the Company had 33 securities whose estimated fair value declined 1.72% from the Company’s amortized cost. Market liquidity concerns associated with COVID-19 improved in the third quarter of 2020. Unrecognized losses associated with market liquidity concerns as a result of COVID-19 are not expected to remain constant in the future, however, unrecognized losses will continue to vary with general market interest rate fluctuations. The Company’s securities that have a decline in fair value is due to widened credit spreads and changes in market interest rates since the purchase dates. Current declines in fair values are expected to recover as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
There were no sales or calls of available-for-sale securities for the three months ended September 30, 2020. For the nine months ended September 30, 2020 the Company received $216.4 million in proceeds and recognized a $4.7 million gain and $0.9 million loss on sales of available-for-sale securities. For the three and nine months ended September 30, 2019 the Company received $31.1 million in proceeds and recognized a $178,000 gain and a $194,000 loss on sales and calls of securities.
There were no credit losses associated with our securities portfolio recognized in earnings for the three and nine months ended September 30, 2020 and 2019.

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
Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to small and medium-sized businesses in a wide variety of industries, including distributors, manufacturers, software developers, business services companies and independent finance companies. Commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, digital currency assets such as bitcoin and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Since the March 2019 sale of the business loan portfolio, commercial and industrial loans consist primarily of asset based loans. In the first quarter of 2020, the Company began offering a new pilot product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges or custodians that are also Silvergate customers. The Company completed the pilot period as of September 30, 2020. The outstanding balance of SEN Leverage loans was $22.4 million as of September 30, 2020.
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
Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. The Company’s risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guaranties or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, the loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. The Company sold approximately $117.0 million and $23.7 million of loans to participants during the three months ended September 30, 2020 and 2019, respectively. The Company sold approximately $158.9 million and $124.3 million of loans to participants during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, gross mortgage warehouse loans were approximately $760.5 million and $405.0 million, respectively.

A summary of loans as of the periods presented are as follows:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Real estate loans:
One-to-four family	$209,040	$193,367
Multi-family	72,714	81,233
Commercial	316,653	331,052
Construction	13,854	7,213
Commercial and industrial	25,951	14,440
Consumer and other	5,559	122
Reverse mortgage	1,322	1,415
Mortgage warehouse	94,684	39,247
Total gross loans held-for-investment	739,777	668,089
Deferred fees, net	2,843	2,724
Total loans held-for-investment	742,620	670,813
Allowance for loan losses	(6,763)	(6,191)
Total loans held-for-investment, net	$735,857	$664,622
Total loans held-for-sale(1)	$665,842	$375,922
________________________

(1)	Loans held-for-sale included $665.8 million and $365.8 million of mortgage warehouse loans at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020 and December 31, 2019, approximately $613.6 million and $614.3 million, respectively, of the Company’s loan portfolio was collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California (76.8% and 64.8% as of September 30, 2020 and December 31, 2019, respectively) and Arizona (6.7% and 10.2% as of September 30, 2020 and December 31, 2019, respectively) with no other state greater than 5%. The Company attempts to address and mitigate concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics. While management believes that the collateral presently securing its portfolio and the recorded allowance for loan losses are adequate to absorb potential losses, there can be no assurances that significant deterioration in the California and Arizona real estate markets would not expose the Company to significantly greater credit risk.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.7 million and $2.2 million and deferred fees totaled approximately $2.8 million and $2.7 million at September 30, 2020 and December 31, 2019, respectively.
Allowance for Loan Losses
At September 30, 2020, the Company had a total allowance for loan losses of $6.8 million and the ratio of the allowance for loan losses to gross loans held-for-investment was 0.91%. The level of the allowance was based on modest increases in loan portfolio balances from prior year end, Silvergate’s historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range, based on last required appraisal value, in the Company's commercial, multi-family and one-to-four family real estate loans as of September 30, 2020. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, the Company believes the relatively low to moderate loan-to-value ratios provides a lower probability of loss in the event of defaults in the Company’s loan portfolio. The Company will continue to monitor trends in its portfolio segments for any known or probable adverse conditions with an emphasis on retail and hospitality loans within the commercial real estate loan portfolio.
On June 30, 2020, the Company enhanced its qualitative adjustment framework within the calculation of the allowance for loan losses to ensure consistency in the calculation. The change provided a structured framework using Company and peer historical data covering a full credit cycle to determine the range of potential loss for each qualitative adjustment. The overall change was not material to the overall allowance, however within loan segments the allowance was reallocated based on the weighted qualitative adjustment specific for each loan segment.

The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended September 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2020	$1,514	$822	$1,947	$1,018	$763	$1	$39	$659	$6,763
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	(83)	23	(18)	309	14	(1)	2	(246)	—
Balance, September 30, 2020	$1,431	$845	$1,929	$1,327	$777	$—	$41	$413	$6,763

	Three Months Ended September 30, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2019	$1,769	$879	$3,761	$79	$237	$1	$36	$287	$7,049
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	282	(226)	(970)	17	75	—	1	(37)	(858)
Balance, September 30, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191

	Nine Months Ended September 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Charge-offs	(17)	—	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	(603)	192	(862)	1,231	465	(1)	4	163	589
Balance, September 30, 2020	$1,431	$845	$1,929	$1,327	$777	$—	$41	$413	$6,763

	Nine Months Ended September 30, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2018	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Charge-offs	(93)	—	—	—	—	—	—	—	(93)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	296	170	(1,063)	(2)	156	—	(17)	21	(439)
Balance, September 30, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191

	September 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$9	$—	$—	$—	$—	$—	$30	$—	$39
General portfolio allocation	1,422	845	1,929	1,327	777	—	11	413	6,724
Total allowance for loan losses	$1,431	$845	$1,929	$1,327	$777	$—	$41	$413	$6,763
Loans evaluated for impairment:
Specifically evaluated	$3,356	$—	$10,249	$—	$1,298	$—	$864	$—	$15,767
Collectively evaluated	205,684	72,714	306,404	13,854	24,653	5,559	458	94,684	724,010
Total gross loans held-for-investment	$209,040	$72,714	$316,653	$13,854	$25,951	$5,559	$1,322	$94,684	$739,777

	December 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$10	$—	$—	$—	$—	$—	$29	$—	$39
General portfolio allocation	2,041	653	2,791	96	312	1	8	250	6,152
Total allowance for loan losses	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Loans evaluated for impairment:
Specifically evaluated	$4,222	$—	$7,353	$—	$2,714	$—	$848	$—	$15,137
Collectively evaluated	189,145	81,233	323,699	7,213	11,726	122	567	39,247	652,952
Total gross loans held-for-investment	$193,367	$81,233	$331,052	$7,213	$14,440	$122	$1,415	$39,247	$668,089

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,014	$3,292	$—
Commercial	10,249	10,249	—
Commercial and industrial	1,554	1,298	—
Reverse mortgage	518	518	—
	16,335	15,357	—
With an allowance recorded:
Real estate loans:
One-to-four family	64	64	9
Reverse mortgage	346	346	29
	410	410	38
Total impaired loans	$16,745	$15,767	$38

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,792	$4,156	$—
Commercial	7,632	7,353	—
Commercial and industrial	2,929	2,714	—
Reverse mortgage	510	511	—
	15,863	14,734	—
With an allowance recorded:
Real estate loans:
One-to-four family	66	66	10
Reverse mortgage	337	337	29
	403	403	39
Total impaired loans	$16,266	$15,137	$39

	Three Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,312	$34	$4,393	$26
Commercial	4,710	377	7,663	79
Commercial and industrial	1,474	29	2,662	164
Reverse mortgage	518	—	776	—
	10,014	440	15,494	269
With an allowance recorded:
Real estate loans:
One-to-four family	65	1	22	4
Reverse mortgage	345	—	290	—
	410	1	312	4
Total impaired loans	$10,424	$441	$15,806	$273

	Nine Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,477	$131	$4,021	$155
Commercial	2,864	419	7,792	275
Commercial and industrial	1,949	102	2,492	234
Reverse mortgage	515	—	794	—
	8,805	652	15,099	664
With an allowance recorded:
Real estate loans:
One-to-four family	65	4	10	4
Reverse mortgage	341	—	361	—
	406	4	371	4
Total impaired loans	$9,211	$656	$15,470	$668

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
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,417	$1,851	$1,360	$6,628	$202,412	$209,040	$3,120	$—
Multi-family	—	—	—	—	72,714	72,714	—	—
Commercial	—	—	—	—	316,653	316,653	—	—
Construction	—	—	—	—	13,854	13,854	—	—
Commercial and industrial	—	—	—	—	25,951	25,951	123	—
Consumer and other	—	—	—	—	5,559	5,559	—	—
Reverse mortgage	—	—	—	—	1,322	1,322	864	—
Mortgage warehouse	—	—	—	—	94,684	94,684	—	—
Total gross loans held-for-investment	$3,417	$1,851	$1,360	$6,628	$733,149	$739,777	$4,107	$—

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,573	$96	$3,302	$6,971	$186,396	$193,367	$3,963	$—
Multi-family	—	—	—	—	81,233	81,233	—	—
Commercial	—	—	—	—	331,052	331,052	—	—
Construction	—	—	—	—	7,213	7,213	—	—
Commercial and industrial	—	—	—	—	14,440	14,440	1,098	—
Consumer and other	—	—	—	—	122	122	—	—
Reverse mortgage	—	—	—	—	1,415	1,415	848	—
Mortgage warehouse	—	—	—	—	39,247	39,247	—	—
Total gross loans held-for-investment	$3,573	$96	$3,302	$6,971	$661,118	$668,089	$5,909	$—

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
As of September 30, 2020 and December 31, 2019, the Company had a recorded investment in TDRs of $1.6 million and $1.8 million, respectively. The Company has not allocated any amount of specific allowance for those loans at September 30, 2020 and December 31, 2019. The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the three and nine months ended September 30, 2020 or during the three months ended September 30, 2019.
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
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three and nine months ended September 30, 2020 or 2019. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three and nine months ended September 30, 2020 or 2019.
COVID-19 Related Modifications
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Section 4013 of the CARES Act specified that any COVID-19 related modifications made between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the president and the loan was current as of December 31, 2019, are not TDRs. The Company elected to adopt these provisions of the CARES Act for modifications that meet the requirements described above.
On April 7, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors” apply to certain COVID-19-related modifications. In accordance with this guidance, these short-term modifications made to a borrower affected by the COVID-19 do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. If the loan modification was eligible under the interagency statement criteria, the Company did not consider these modifications as a TDR.
Loans qualifying for modifications under the CARES Act or interagency statement will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification for the months of payment deferrals. Borrowers considered current are those that are less than 30 days past due on their modified contractual payments.
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. The program was offered to borrowers to modify their existing loans to temporarily defer principal and/or interest payments for a specified period of time, extend loan maturity dates and/or waive certain loan covenants. Due to the fluid nature of COVID-19, this program has been evolving in order to provide maximum relief to bank borrowers. Deferred payments may be extended for continued hardship but are generally not to exceed a total of six months, where COVID-19 related issues continue to persist. The majority of short-term loan modifications for commercial real estate loan borrowers consist of deferred payments which may include principal, interest and escrow. Deferred interest is capitalized to the loan balance and deferred principal is added to the maturity or payoff date. For one-to-four family residential real estate loans, the majority of short-term modifications consist of deferring full monthly payment of principal, interest and escrow, with deferred payments due at maturity or payoff of the loan.
During the nine months ended September 30, 2020, the Company modified 56 loans representing $142.9 million in loan balances, or 19%, of total gross loans held-for-investment as of September 30, 2020. The majority of loans modified under these programs were maintained on accrual status during the deferral period. No specific loan loss reserve allocation was deemed necessary for these modified loans. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement. As of September 30, 2020, 17 loans representing $32.7 million in loan balances, or 4.4% of total gross loans held-for-investment, were still under modification, deferring a portion or all of the contractual payments.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2020
Real estate loans:
One-to-four family	$205,920	$—	$3,120	$—	$209,040
Multi-family	72,714	—	—	—	72,714
Commercial	302,522	5,823	8,308	—	316,653
Construction	13,854	—	—	—	13,854
Commercial and industrial	24,653	—	1,298	—	25,951
Consumer and other	5,559	—	—	—	5,559
Reverse mortgage	458	—	864	—	1,322
Mortgage warehouse	94,684	—	—	—	94,684
Total gross loans held-for-investment	$720,364	$5,823	$13,590	$—	$739,777

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089

Related Party Loans
The Company had related party loans with an outstanding balance of $4.9 million and $4.6 million as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company advanced $0.3 million of related party loans and received $60,000 in principal payments.

Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019

	(Dollars in thousands)
Amount outstanding at period-end	$10,000	$49,000
Weighted average interest rate at period-end	0.00%	1.66%
Maximum month-end balance during the period	$125,000	$218,000
Average balance outstanding during the period	$124,880	$28,205
Weighted average interest rate during the period	0.21%	1.94%

FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of September 30, 2020 and December 31, 2019, were limited in the aggregate to 35% of total assets. Loans with carrying values of approximately $1.3 billion and $875.9 million were pledged to the FHLB as of September 30, 2020 and December 31, 2019, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $734.1 million as of September 30, 2020. During the three months ended March 31, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain on extinguishment of debt of $0.9 million.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $6.4 million and $10.1 million were pledged to the FRB at September 30, 2020 and December 31, 2019, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $4.6 million as of September 30, 2020. At September 30, 2020 and December 31, 2019, there were no borrowings outstanding under any of these lines.
Federal Funds Purchased
The Company may borrow up to an aggregate $68.0 million, overnight on an unsecured basis, from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of September 30, 2020 and December 31, 2019, the Company had no outstanding balance of federal funds purchased.
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
Note 6—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2020, the interest rate for the Company’s next scheduled payment was 4.06%, based on six-month LIBOR of 0.31%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2020, the interest rate for the Company’s next scheduled payment was 2.10%, based on three-

month LIBOR of 0.25%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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

	September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$34,077	Derivative assets	$23,054
Cash flow hedge interest rate cap	Derivative assets	1	Derivative assets	386
Fair value hedge interest rate swap	Derivative assets	60	Derivative assets	—

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

Line Item in the Statement of Financial Condition of Hedged Item:	(Dollars in thousands)
Securities available-for-sale	$15,587	$—	$(86)	$—

The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(120)	$1,476	Interest income - Other interest earning assets	$134	$(154)
Cash flow hedge interest rate floor	(480)	3,950	Interest income - Securities	1,056	(374)
Cash flow hedge interest rate cap	(3)	(35)	Interest expense - Subordinated debentures	(90)	(31)

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$6,614	$3,992	Interest income - Other interest earning assets	$609	$(345)
Cash flow hedge interest rate floor	19,738	5,821	Interest income - Securities	1,844	(491)
Cash flow hedge interest rate cap	(296)	(428)	Interest expense - Subordinated debentures	(210)	(127)

The Company estimates that approximately $4.8 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
Note 8—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended September 30,
	2020		2019
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$1,840	21.0%	$1,950	21.0%
State tax, net of federal benefit	629	7.2%	724	7.8%
Tax credits	5	0.1%	(43)	(0.5)%
Tax-exempt income	(493)	(5.6)%	—	—
Excess tax benefit from stock-based compensation	(42)	(0.5)%	(28)	(0.3)%
Other items, net	(242)	(2.8)%	30	0.3%
Actual tax expense	$1,697	19.4%	$2,633	28.3%

	Nine Months Ended September 30,
	2020		2019
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$4,666	21.0%	$6,210	21.0%
State tax, net of federal benefit	1,736	7.8%	2,261	7.6%
Tax credits	(118)	(0.5)%	(128)	(0.4)%
Tax-exempt income	(740)	(3.3)%	—	—
Excess tax benefit from stock-based compensation	(62)	(0.3)%	(114)	(0.4)%
Other items, net	(185)	(0.9)%	95	0.3%
Actual tax expense	$5,297	23.8%	$8,324	28.1%

Income tax expense was $1.7 million for the three months ended September 30, 2020 compared to $2.6 million for the three months ended September 30, 2019. The decrease was due to the lower effective tax rate and lower pre-tax income. The effective tax rates for the three months ended September 30, 2020 and 2019 were 19.4% and 28.3%, respectively. The Company’s effective tax rate for the three months ended September 30, 2020 includes tax-exempt income earned on certain municipal bonds and discrete items related to the return to provision and excess tax benefit from stock-based compensation adjustments, resulting in a decrease in the effective tax rate for the period.
Income tax expense was $5.3 million for the nine months ended September 30, 2020 compared to $8.3 million for the nine months ended September 30, 2019. The decrease was primarily related to reduced pre-tax income for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. The effective tax rates for the nine months ended September 30, 2020 and 2019 were 23.8% and 28.1%, respectively. The decrease in the Company’s effective tax rate was primarily related to tax-exempt income earned on certain municipal bonds.
The deferred tax liability balance as of September 30, 2020 was $14.8 million compared to $0.4 million as of December 31, 2019. The primary change in balance was due to the increase in unrealized gains on derivative assets and available-for-sale securities portfolio.
Note 9 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.1 million as of September 30, 2020 and December 31, 2019.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Unfunded lines of credit	$58,656	$47,433
Letters of credit	531	655
Total credit extension commitments	$59,187	$48,088

Unfunded lines of credit represent unused credit facilities to the Company’s current borrowers that represent no change in credit risk that exist in the Company’s portfolio. Lines of credit generally have variable interest rates. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, bitcoin, cash and/or marketable securities. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants like those contained in loan agreements and our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to customers.
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

Total stock-based compensation expense was $0.3 million and $17,000 for the three months ended September 30, 2020 and 2019, respectively. Total stock-based compensation expense was $0.7 million and $66,000 for the nine months ended September 30, 2020 and 2019, respectively.
A summary of stock option activity as of September 30, 2020 and changes during the nine months ended September 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	917,857	$7.54
Granted	3,456	14.89
Exercised	(58,582)	6.47
Forfeited or expired	(32,385)	13.24
Outstanding at September 30, 2020	830,346	$7.42	3.5 years	$6,070
Exercisable at September 30, 2020	645,202	$5.07	1.9 years	$6,022
Vested or Expected to Vest at September 30, 2020	810,006	$7.21	3.3 years	$6,068

As of September 30, 2020, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of September 30, 2020, and changes during the nine months ended September 30, 2020, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	82,627	$16.09
Granted	17,527	14.48
Forfeited	(7,883)	16.09
Nonvested at September 30, 2020	92,271	$15.76

At September 30, 2020, there was approximately $0.8 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.5 years.
Note 11—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Management believes, as of September 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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

Actual capital amounts and ratios for the Company (assuming minimum capital adequacy ratios were applicable to the Company) and the Bank as of September 30, 2020 and December 31, 2019, are presented in the following tables:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2020
The Company
Tier 1 leverage ratio	$257,563	10.36%	$99,439	4.00%	N/A	N/A
Common equity tier 1 capital ratio	242,063	22.58%	48,232	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	257,563	24.03%	64,309	6.00%	N/A	N/A
Total risk-based capital ratio	264,474	24.68%	85,746	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	244,533	9.84%	99,418	4.00%	$124,272	5.00%
Common equity tier 1 capital ratio	244,533	22.82%	48,219	4.50%	69,649	6.50%
Tier 1 risk-based capital ratio	244,533	22.82%	64,292	6.00%	85,722	8.00%
Total risk-based capital ratio	251,444	23.47%	85,722	8.00%	107,153	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%

The Bank is restricted as to the amount of dividends that it can pay to the Company. Dividends declared in excess of the lesser of the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made to the Bank’s shareholders during the same period must be approved by the California DFPI. Also, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2020
Assets
Securities available-for-sale	$—	$944,161	$—	$944,161
Derivative assets	—	34,138	—	34,138
	$—	$978,299	$—	$978,299

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Assets
Securities available-for-sale	$—	$897,766	$—	$897,766
Derivative assets	—	23,440	—	23,440
	$—	$921,206	$—	$921,206

As of September 30, 2020 and December 31, 2019, assets measured at fair value on a non-recurring basis are summarized as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2020
Assets
Impaired loans:
Reverse mortgage	$—	$—	$317	$317
Other real estate owned	—	—	27	27
	$—	$—	$344	$344

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

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

Quantitative Information about Level 3 Fair Value Measurements
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range	Weighted Average(1)

	(Dollars in thousands)
September 30, 2020
Collateral-dependent impaired loans	$317	Market comparable properties	Marketability discount	10.0%	10.0%
			Selling cost	8.0%	8.0%
Other real estate owned	27	Market comparable properties	Sales commission	6.0%	6.0%
			Other selling costs	2.0%	2.0%
________________________

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2020
Financial assets:
Cash and due from banks	$15,152	$15,152	$—	$—	$15,152
Interest earning deposits	182,330	182,330	—	—	182,330
Loans held-for-sale	665,842	—	665,842	—	665,842
Loans held-for-investment, net	735,857	—	—	737,701	737,701
Accrued interest receivable	7,385	7	2,143	5,235	7,385
Financial liabilities:
Deposits	$2,281,108	$—	$2,393,600	$—	$2,393,600
FHLB advances	10,000	—	10,000	—	10,000
Subordinated debentures	15,827	—	15,129	—	15,129
Accrued interest payable	120	—	120	—	120

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$1,579	$1,579	$—	$—	$1,579
Interest earning deposits	132,025	132,025	—	—	132,025
Loans held-for-sale	375,922	—	376,126	—	376,126
Loans held-for-investment, net	664,622	—	—	666,272	666,272
Accrued interest receivable	5,950	86	3,643	2,221	5,950
Financial liabilities:
Deposits	$1,814,654	$—	$1,826,100	$—	$1,826,100
FHLB advances	49,000	—	49,000	—	49,000
Notes payable	3,714	—	3,714	—	3,714
Subordinated debentures	15,816	—	15,203	—	15,203
Accrued interest payable	559	—	559	—	559

Note 13—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Basic
Net income	$7,060	$6,656	$16,919	$21,248
Weighted average common shares outstanding	18,682	17,840	18,674	17,830
Basic earnings per common share	$0.38	$0.37	$0.91	$1.19
Diluted
Net income	$7,060	$6,656	$16,919	$21,248
Weighted average common shares outstanding for basic earnings per common share	18,682	17,840	18,674	17,830
Add: Dilutive effects of stock-based awards	452	406	445	422
Average shares and dilutive potential common shares	19,134	18,246	19,119	18,252
Dilutive earnings per common share	$0.37	$0.36	$0.88	$1.16

Stock options for 165,000 and 110,000 shares of common stock for the three months ended September 30, 2020 and 2019, respectively, and 213,000 and 110,000 shares of common stock for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the computation of diluted earnings per share, because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and nine months ended September 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020 or any future period.
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
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus as a pandemic. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain. The following is a summary of some of the actions that we have taken in response to COVID-19 as well as the current and potential effects of COVID-19 on the Company’s financial condition and results of operations.

Employees
Approximately 95% of our employees continue to work remotely which has had minimal to no impact to maintaining our operations. The Company has adopted preventative measures to protect employees including social distancing policies for those few employees still working in the office, reduced branch hours, restricted non-essential business travel, enhanced cleaning services and continually provides guidelines to employees to promote healthy habits and ways to stay connected while working remotely.
Loan Portfolio
At September 30, 2020, our gross loans held-for-investment portfolio was $739.8 million, with its largest segments consisting of commercial real estate and one-to-four-family residential real estate loans. Within the commercial real estate loan portfolio, we had $82.8 million of retail loans and $46.4 million of hospitality loans at such date. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, our relatively low to moderate loan-to-value ratios provide a lower probability of loss in the event of defaults in our loan portfolio. We will continue to monitor trends in our loan portfolio segments for any known or probable adverse conditions with an emphasis on our retail and hospitality loans within our commercial real estate loan portfolio.
Additional information at September 30, 2020 related to our loan segments, including the weighted average loan-to-values for our real estate portfolio, is set forth below. Weighted average loan-to-value ratios are based on current loan balances and appraised values obtained either at loan origination or based on a more current updated appraisal.

	September 30, 2020
	Loan Balance At Period End	Weighted Average Loan-to-Value	Percentage of Loan Portfolio Balance

Loan Segment:
Real estate loans:
One-to-four family	$209,040	55%	28.3%
Multi-family	72,714	48%	9.8%
Commercial industry sectors:
Retail	82,785	54%	11.2%
Hospitality	46,398	44%	6.3%
Office	57,973	63%	7.8%
Industrial	86,022	60%	11.6%
Other	43,475	46%	5.9%
Total Commercial	316,653	55%	42.8%
Construction	13,854	52%	1.9%
Other	32,832	N/A	4.4%
Mortgage warehouse	94,684	N/A	12.8%
Total gross loans held-for-investment	$739,777	N/A	100.0%
In April 2020, we implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. The program was offered to borrowers to modify their existing loans to temporarily defer principal and/or interest payments for a specified period of time, extend loan maturity dates and/or waive certain loan covenants. Due to the fluid nature of COVID-19, this program has been evolving in order to provide maximum relief to bank borrowers. Deferred payments may be extended for continued hardship but are generally not to exceed a total of six months, where COVID-19 related issues continue to persist. The majority of short-term loan modifications for commercial real estate loan borrowers consist of deferred payments which may include principal, interest and escrow. Deferred interest is capitalized to the loan balance and deferred principal is added to the maturity or payoff date. For one-to-four family residential real estate loans, the majority of short-term modifications consist of deferring full monthly payment of principal, interest and escrow, with deferred payments due at maturity or payoff of the loan. Loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification for the months of payment deferrals. Borrowers considered current are those that are less than 30 days past due on their modified contractual payments.

During the nine months ended September 30, 2020, we modified a total of 56 loans representing $142.9 million in loan balances, or 19% of total gross loans held-for-investment as of September 30, 2020. The two sectors within our commercial real estate loan portfolio that are expected to be most heavily impacted by COVID-19, retail and hospitality, made up $92.1 million of these modifications. The majority of loans modified under these programs were maintained on accrual status during the deferral period. Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not troubled debt restructurings (“TDRs”). In accordance with interagency guidance issued in April 2020, short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The Company elected to adopt the provisions of the CARES Act for modifications that meet the requirements described above. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement.
The Company has worked closely with its borrowers throughout the pandemic. As of September 30, 2020, the remaining loans in deferral due to COVID-19 are as follows:

	Loan Balance At Period End	Percentage of Loan Portfolio Balance

COVID-19 related modifications:
Real estate loans:
One-to-four family	$9,320	1.3%
Retail	1,955	0.3%
Hospitality	21,447	2.9%
Total commercial	23,402	3.2%
Total modifications outstanding	$32,722	4.4%
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
The Company is a Maryland corporation whose assets consist primarily of its investment in the Bank and its primary activities are conducted through the Bank. The Company is a registered bank holding company that is subject to supervision by the Federal Reserve. The Bank is subject to supervision by the California Department of Financial Protection and Innovation, Division of Financial Institutions (“DFPI”) and, as a Federal Reserve member bank since 2012, the Federal Reserve Bank of San Francisco (“FRB”). The Bank’s deposits are insured up to legal limits by the Federal Deposit Insurance Corporation (“FDIC”).
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. Our client base is diverse and consists of business and individual clients in California and other states and includes digital currency-related customers in the United States and internationally. Following the Bank’s conversion to a commercial bank we began introducing an expanded array of relationship-oriented business products and services, which in the past five years has been augmented by our digital currency initiative. While our commercial real estate lending activities are concentrated in California, we have a broader, nationwide focus on deposit and cash management services for digital currency related businesses, as well as mortgage warehouse and correspondent residential lending. Beginning in July 2020, we ceased issuing purchase commitments for residential real estate loans through our correspondent lending unit, but will continue to service existing loans currently on our balance sheet.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of September 30, 2020, we had over 200 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our APIs.
The following list sets forth summary information regarding the types of market participants that are our primary customers:

•	Digital Currency Exchanges: Exchanges through which digital currencies are bought and sold; includes over-the-counter, or OTC, trading desks.

•	Institutional Investors: Hedge funds, venture capital funds, private equity funds, family offices and traditional asset managers, that are investing in digital currencies as an asset class.

•	Other Customers: Companies developing new protocols, platforms and applications; mining operations; and providers of other services.
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

Silvergate Exchange Network
The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in millions)
# of SEN Transactions	68,361	12,312	140,052	31,663
$ of Volume of SEN Transfers	$36,663	$10,425	$76,458	$23,126

Financial Results
The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$19,305	$21,388	$57,382	$60,923
Interest expense	379	2,945	6,926	5,596
Net interest income	18,926	18,443	50,456	55,327
(Reversal of) provision for loan losses	—	(858)	589	(439)
Net interest income after provision	18,926	19,301	49,867	55,766
Noninterest income	3,964	2,599	14,329	12,624
Noninterest expense	14,133	12,611	41,980	38,818
Income before income taxes	8,757	9,289	22,216	29,572
Income tax expense	1,697	2,633	5,297	8,324
Net income	$7,060	$6,656	$16,919	$21,248
Financial Ratios(1):
Return on average assets (ROAA)(2)	1.13%	1.20%	0.99%	1.38%
Return on average equity (ROAE)(2)	10.14%	11.78%	8.73%	13.61%
Net interest margin(3)	3.19%	3.39%	3.07%	3.64%
Noninterest income to average assets(2)	0.63%	0.47%	0.83%	0.82%
Noninterest expense to average assets	2.26%	2.27%	2.45%	2.52%
Efficiency ratio(2)(4)	61.74%	59.93%	64.80%	57.13%
Loan yield(5)	4.45%	5.50%	4.74%	5.56%
Cost of deposits	0.01%	0.50%	0.40%	0.29%
Cost of funds	0.07%	0.59%	0.46%	0.41%
Share Data:
Basic earnings per share	$0.38	$0.37	$0.91	$1.19
Diluted earnings per share	$0.37	$0.36	$0.88	$1.16
Basic weighted average shares outstanding	18,682	17,840	18,674	17,830
Diluted weighted average shares outstanding	19,134	18,246	19,119	18,252
________________________

(1)	Data has been annualized except for efficiency ratio.

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

(4)	Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.

(5)	Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$197,482	$133,604
Securities	944,161	897,766
Loans held-for-sale	665,842	375,922
Loans held-for-investment, net	735,857	664,622
Other assets	77,231	56,213
Total assets	$2,620,573	$2,128,127
Deposits	$2,281,108	$1,814,654
Borrowings	25,827	68,530
Other liabilities	29,877	13,907
Total liabilities	2,336,812	1,897,091
Total shareholders’ equity	283,761	231,036
Total liabilities and shareholders' equity	$2,620,573	$2,128,127
Nonperforming Assets:
Nonperforming loans	$4,107	$5,909
Troubled debt restructurings	$1,572	$1,791
Other real estate owned, net	$27	$128
Nonperforming assets	$4,134	$6,037
Asset Quality Ratios:
Nonperforming assets to total assets	0.16%	0.28%
Nonperforming loans to gross loans(1)	0.56%	0.88%
Nonperforming assets to gross loans and other real estate owned(1)	0.56%	0.90%
Net charge-offs to average total loans(1)	0.00%	0.01%
Allowance for loan losses to gross loans(1)	0.91%	0.93%
Allowance for loan losses to nonperforming loans	164.67%	104.77%
Company Capital Ratios:
Tier 1 leverage ratio	10.36%	11.23%
Common equity tier 1 capital ratio	22.58%	24.52%
Tier 1 risk-based capital ratio	24.03%	26.21%
Total risk-based capital ratio	24.68%	26.90%
Total shareholders’ equity to total assets	10.83%	10.86%
Book value per share	$15.18	$12.38
Bank Capital Ratios:
Tier 1 leverage ratio	9.84%	10.52%
Common equity tier 1 capital ratio	22.82%	24.55%
Tier 1 risk-based capital ratio	22.82%	24.55%
Total risk-based capital ratio	23.47%	25.24%
Other:
Total headcount	215	215
________________________

(1)	Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Other than uncertainty related to COVID-19, there have been no significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$19,305	$21,388	(9.7)%	$57,382	$60,923	(5.8)%
Interest expense	379	2,945	(87.1)%	6,926	5,596	23.8%
Net interest income	18,926	18,443	2.6%	50,456	55,327	(8.8)%
(Reversal of) provision for loan losses	—	(858)	N/M	589	(439)	234.2%
Net interest income after provision	18,926	19,301	(1.9)%	49,867	55,766	(10.6)%
Noninterest income	3,964	2,599	52.5%	14,329	12,624	13.5%
Noninterest expense	14,133	12,611	12.1%	41,980	38,818	8.1%
Net income before income taxes	8,757	9,289	(5.7)%	22,216	29,572	(24.9)%
Income tax expense	1,697	2,633	(35.5)%	5,297	8,324	(36.4)%
Net income	$7,060	$6,656	6.1%	$16,919	$21,248	(20.4)%
________________________
N/M—Not meaningful
Net income for the three months ended September 30, 2020 was $7.1 million, an increase of $0.4 million or 6.1% from net income of $6.7 million for the three months ended September 30, 2019. The increase was primarily due to a $1.4 million increase in noninterest income, a $0.9 million decrease in income tax expense and a $0.5 million increase in net interest income, partially offset by a $1.5 million increase in noninterest expense.
Net income for the nine months ended September 30, 2020 was $16.9 million, a decrease of $4.3 million or 20.4% from net income of $21.2 million for the nine months ended September 30, 2019. The decrease was primarily due to a $4.9 million decrease in net interest income and a $3.2 million increase in noninterest expense, offset by a $3.0 million decrease in income tax expense and $1.7 million increase in noninterest income, all as described below.

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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$245,855	$196	0.32%	$234,606	$1,183	2.00%
Taxable securities	679,277	3,746	2.19%	935,263	6,510	2.76%
Tax-exempt securities(1)	267,511	2,177	3.24%	—	—	—
Loans(2)(3)	1,209,884	13,527	4.45%	979,283	13,574	5.50%
Other	15,112	116	3.05%	10,742	121	4.47%
Total interest earning assets	2,417,639	19,762	3.25%	2,159,894	21,388	3.93%
Noninterest earning assets	68,327			45,306
Total assets	$2,485,966			$2,205,200
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$108,755	$57	0.21%	$438,277	$2,385	2.16%
FHLB advances and other borrowings	124,886	65	0.21%	43,642	289	2.63%
Subordinated debentures	15,825	257	6.46%	15,810	271	6.80%
Total interest bearing liabilities	249,466	379	0.60%	497,729	2,945	2.35%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,935,661			1,468,992
Other liabilities	23,860			14,400
Shareholders’ equity	276,979			224,079
Total liabilities and shareholders’ equity	$2,485,966			$2,205,200
Net interest spread(4)			2.65%			1.58%
Net interest income, taxable equivalent basis		$19,383			$18,443
Net interest margin(5)			3.19%			3.39%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(457)			—
Net interest income, as reported		$18,926			$18,443
________________________

(1)	Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.

(2)	Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income, on a taxable equivalent basis, divided by average interest earning assets for the same period.

	Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$216,278	$1,325	0.82%	$465,201	$8,038	2.31%
Taxable securities	757,132	13,917	2.46%	633,742	14,044	2.96%
Tax-exempt securities(1)	168,813	4,234	3.35%	—	—	—
Loans(2)(3)	1,081,506	38,358	4.74%	921,982	38,369	5.56%
Other	13,035	437	4.48%	10,668	472	5.92%
Total interest earning assets	2,236,764	58,271	3.48%	2,031,593	60,923	4.01%
Noninterest earning assets	56,513			31,705
Total assets	$2,293,277			$2,063,298
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$246,439	$5,760	3.12%	$303,730	$3,920	1.73%
FHLB advances and other borrowings	90,254	372	0.55%	40,499	874	2.89%
Subordinated debentures	15,822	794	6.70%	15,807	802	6.78%
Total interest bearing liabilities	352,515	6,926	2.62%	360,036	5,596	2.08%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,662,233			1,482,317
Other liabilities	19,625			12,170
Shareholders’ equity	258,904			208,775
Total liabilities and shareholders’ equity	$2,293,277			$2,063,298
Net interest spread(4)			0.86%			1.93%
Net interest income, taxable equivalent basis		$51,345			$55,327
Net interest margin(5)			3.07%			3.64%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(889)			—
Net interest income, as reported		$50,456			$55,327
________________________

(1)	Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.

(2)	Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income, on a taxable equivalent basis, divided by average interest earning assets for the same period.
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2020 Compared to 2019			For the Nine Months Ended September 30, 2020 Compared to 2019
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$54	$(1,041)	$(987)	$(3,043)	$(3,670)	$(6,713)
Taxable securities	(1,571)	(1,193)	(2,764)	2,486	(2,613)	(127)
Tax-exempt securities(1)	2,177	—	2,177	4,234	—	4,234
Loans	2,857	(2,904)	(47)	6,110	(6,121)	(11)
Other	40	(45)	(5)	93	(128)	(35)
Total interest income	3,557	(5,183)	(1,626)	9,880	(12,532)	(2,652)
Interest Expense:
Interest bearing deposits	(1,057)	(1,271)	(2,328)	(860)	2,700	1,840
FHLB advances and other borrowings	206	(430)	(224)	550	(1,052)	(502)
Subordinated debentures	—	(14)	(14)	(1)	(7)	(8)
Total interest expense	(851)	(1,715)	(2,566)	(311)	1,641	1,330
Net interest income, taxable equivalent basis	$4,408	$(3,468)	$940	$10,191	$(14,173)	$(3,982)
________________________

(1)	Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $0.9 million to $19.4 million for the three months ended September 30, 2020, compared to $18.4 million for the three months ended September 30, 2019, due to a decrease of $2.6 million in interest expense, partially offset by a decrease of $1.6 million in interest income.
Average total interest earning assets increased $257.7 million or 11.9% for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in loans and, to a lesser extent, increases in securities and interest earning deposits in other banks. The average annualized yield on total interest earning assets decreased from 3.93% for the three months ended September 30, 2019, to 3.25% for the three months ended September 30, 2020, primarily due to lower yields on loans, securities and interest earning deposits in other banks. The lower yields were due to declines in the federal funds rate and London Interbank Offered Rate (“LIBOR”), which was partially offset by the impact of interest rate floors which were put in place during 2019.
Average interest bearing liabilities decreased $248.3 million or 49.9% for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to calling the remaining balance of brokered certificates of deposit used in our hedging strategy, as discussed further below. The average annualized rate on total interest bearing liabilities decreased to 0.60% for the three months ended September 30, 2020, compared to 2.35% for the same period in 2019, primarily due to the impact of calling the remaining outstanding balance of brokered certificates of deposits during the three months ended June 30, 2020.
For the three months ended September 30, 2020, the net interest spread was 2.65% and the net interest margin was 3.19%, compared to 1.58% and 3.39%, respectively, for the comparable period in 2019. The net interest margin decrease from the three months ended September 30, 2019 was primarily due to lower yields on loans, cash and cash equivalents, and securities due to a declining rate environment, partially offset by lower interest expense from calling the remainder of the brokered certificates of deposit during the three months ended June 30, 2020 and a higher proportion of loans to total assets driven by mortgage warehouse.
Net interest income on a taxable equivalent basis decreased $4.0 million to $51.3 million for the nine months ended September 30, 2020, compared to $55.3 million for the nine months ended September 30, 2019, due to a decrease of $2.7 million in interest income and an increase of $1.3 million in interest expense.
Average total interest earning assets increased $205.2 million or 10.1% for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to increases in securities and loans offset by decreases in interest earning deposits in other banks. The average balance of securities increased from $633.7 million for the nine months ended

September 30, 2019, to $925.9 million for the nine months ended September 30, 2020, while the average balance of interest bearing deposits in other banks decreased from $465.2 million to $216.3 million over the same time period. The movement in these asset classes was primarily due to the Company’s hedging strategy, intended to protect earnings in a declining interest rate environment, that was implemented starting in March 2019. The original hedging strategy included the purchase of $400.0 million in notional amount of interest rate floors, $350.4 million in fixed-rate commercial mortgage-backed securities and issuing $325.0 million of callable brokered certificates of deposit. The average annualized yield on total interest earning assets decreased from 4.01% for the nine months ended September 30, 2019, to 3.48% for the nine months ended September 30, 2020, primarily due to lower yields on interest earning deposits in other banks and securities as well as loans. The lower yields were due to declines in federal funds rate and LIBOR which was partially offset by the interest rate floors. In February 2020, the Company sold $200.0 million of its total $400.0 million notional amount of interest rate floors, which resulted in a net gain of $8.4 million, which is being recognized over the weighted average remaining term of 4.1 years. The sale of the floors secured the benefit of lower interest rates at the time of the sale.
Average interest bearing liabilities decreased $7.5 million or 2.1% for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a decrease in interest bearing deposits offset by an increase in FHLB advances and other borrowings. The average annualized rate on total interest bearing liabilities increased to 2.62% for the nine months ended September 30, 2020, compared to 2.08% for the same period in 2019, primarily due to the callable brokered certificates of deposits associated with our hedging strategy. During the nine months ended September 30, 2020, the Company called the remaining balance of the callable brokered certificates of deposit, which resulted in the recognition of $3.4 million of premium amortization in interest expense. The accelerated impact of premium expense on brokered certificates of deposit was partially offset by lower rates which resulted from calling and reissuing in prior periods.
For the nine months ended September 30, 2020, the net interest spread was 0.86% and the net interest margin was 3.07%, compared to 1.93% and 3.64%, respectively, for the comparable period in 2019. The decrease in the net interest spread and net interest margin in the nine months ended September 30, 2020 was primarily due to the impact of lower federal funds rates and LIBOR on our interest earning assets and $3.4 million of premium expense associated with calling our brokered certificates of deposit, partially offset by the combined effects associated with the hedging strategy, which included the impacts of calling and reissuing a portion of the brokered callable certificates of deposit, along with the benefit derived from the interest rate floors.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded no additional provision for loan losses and a reversal of $0.9 million for the three months ended September 30, 2020 and 2019, respectively. We recorded a provision for loan losses of $0.6 million and a reversal of $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The allowance for loan losses to total gross loans held-for-investment was 0.91% at September 30, 2020, compared to 0.89% at September 30, 2019. The provision for the nine months ended September 30, 2020 was based on modest increases in loans held-for-investment, our historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range in our commercial, multi-family and one-to-four family residential real estate held-for-investment loan portfolios as of September 30, 2020. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, we believe the relatively low to moderate loan-to-value ratios, along with only modest exposure to the retail and hospitality sectors, provides a lower probability of loss in the event of defaults in our loan portfolio. We will continue to monitor trends in its portfolio segments for any known or probable adverse conditions.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$758	$373	103.2%	$1,590	$1,085	46.5%
Service fees related to off-balance sheet deposits	1	283	(99.6)%	78	1,454	(94.6)%
Deposit related fees	3,293	1,657	98.7%	7,497	3,815	96.5%
(Loss) gain on sale of securities, net	—	(16)	N/M	3,753	(16)	N/M
(Loss) gain on sale of loans, net	(96)	248	(138.7)%	354	593	(40.3)%
Gain on sale of branch, net	—	—	—	—	5,509	N/M
Gain on extinguishment of debt	—	—	—	925	—	N/M
Other income	8	54	(85.2)%	132	184	(28.3)%
Total noninterest income	$3,964	$2,599	52.5%	$14,329	$12,624	13.5%
________________________
N/M—Not meaningful
Noninterest income increased $1.4 million or 52.5% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This increase was primarily due a $1.6 million or 98.7% increase in deposit related fees and a $0.4 million or 103.2% increase in mortgage warehouse fee income, partially offset by a $0.3 million decrease in net gain on sale of loans and a $0.3 million decrease in service fees related to off-balance sheet deposits. Deposit related fees from digital currency customers increased $1.7 million or 106.1% to $3.3 million compared to $1.6 million for the three months ended September 30, 2019, due to both an increase in the number of digital currency customers and the number of transactions.
Noninterest income increased $1.7 million or 13.5% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This increase was primarily due to the $3.8 million gain on sale of securities, an increase of $3.7 million in deposit related fees, a $0.9 million gain on extinguishment of debt, and a $0.5 million increase in mortgage warehouse fee income, offset by a $1.4 million decrease in service fees related to off-balance sheet deposits. In addition, noninterest income for the 2019 period included a pre-tax gain on sale of $5.5 million for our San Marcos branch and business loan portfolio that was completed in March 2019. The $3.7 million increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative. Deposit related fees from digital currency customers for the nine months ended September 30, 2020 increased $3.8 million, or 106.6%, to $7.3 million compared to $3.6 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain of $0.9 million. The decline in service fees related to off-balance sheet deposits was due to a $118.1 million decline in average off-balance sheet deposit balances from $154.3 million for the nine months ended September 30, 2019, to $36.2 million for the nine months ended September 30, 2020, and a decline in the interest rate spread on these balances.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$8,899	$8,277	7.5%	$26,856	$25,124	6.9%
Occupancy and equipment	845	892	(5.3)%	2,646	2,777	(4.7)%
Communications and data processing	1,389	1,298	7.0%	3,963	3,458	14.6%
Professional services	1,207	889	35.8%	3,297	3,407	(3.2)%
Federal deposit insurance	209	39	435.9%	514	382	34.6%
Correspondent bank charges	403	288	39.9%	1,123	868	29.4%
Other loan expense	60	47	27.7%	281	290	(3.1)%
Other real estate owned expense	23	75	(69.3)%	23	80	(71.3)%
Other general and administrative	1,098	806	36.2%	3,277	2,432	34.7%
Total noninterest expense	$14,133	$12,611	12.1%	$41,980	$38,818	8.1%
Noninterest expense increased $1.5 million or 12.1% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to increases in salaries and employee benefits, professional services and other general and administrative expense. The increase of $0.6 million, or 7.5% in salaries and employee benefits was primarily due to increases in cost per full-time equivalent employee including an increase of $0.2 million in stock-based compensation expense. Professional services increased $0.3 million or 35.8% due to increased audit related expense. Other general and administrative expense increased $0.3 million or 36.2% due to increases for insurance.
Noninterest expense increased $3.2 million or 8.1% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to increases in salaries and employee benefits, communications and data processing and other general and administrative expense. The increase of $1.7 million or 6.9% in salaries and employee benefits was primarily due to a moderate increase in cost per full-time equivalent employee including an increase of $0.6 million in stock-based compensation expense. Communications and data processing increased $0.5 million or 14.6% primarily due to amortization of previously capitalized foreign currency and payments platform enhancements and additional expenses related to monitoring, data and security software. We continue to invest in scalable technology, and are committed to expanding our banking platform with a cloud-based API-enabled payments hub to complement our API-enabled SEN. Other general and administrative expense increased $0.8 million or 34.7% due to increases for insurance.
Income Tax Expense
Income tax expense was $1.7 million for the three months ended September 30, 2020, compared to $2.6 million for the three months ended September 30, 2019. Our effective tax rates for the three months ended September 30, 2020 and 2019 were 19.4% and 28.3%, respectively. The Company’s effective tax rate for the three months ended September 30, 2020 includes tax-exempt income earned on certain municipal bonds and discrete items related to the return to provision and excess tax benefit from stock-based compensation adjustments, resulting in a decrease in the effective tax rate for the period.
Income tax expense was $5.3 million for the nine months ended September 30, 2020, compared to $8.3 million for the nine months ended September 30, 2019. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were 23.8% and 28.1%, respectively. The decrease in our effective tax rate was primarily related to tax-exempt income earned on certain municipal bonds.
Financial Condition
As of September 30, 2020, our total assets increased to $2.6 billion compared to $2.1 billion as of December 31, 2019. Shareholders’ equity increased $52.7 million, or 22.8%, to $283.8 million at September 30, 2020, compared to $231.0 million at December 31, 2019. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.

Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $132.0 million at December 31, 2019 to $182.3 million at September 30, 2020. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank earning 0.10% at September 30, 2020, compared to 1.55% at December 31, 2019. The increase in interest earning deposits is due to growth in total deposits exceeding growth in total loans and securities.
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
Our securities available-for-sale increased $46.4 million, or 5.2%, from $897.8 million at December 31, 2019 to $944.2 million at September 30, 2020. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, municipal bonds and asset backed securities. Our securities portfolio has grown substantially due to the implementation of a hedging strategy and utilizing cash to purchase high quality available-for-sale securities. During the nine months ended September 30, 2020, the Company sold $216.4 million of fixed-rate commercial mortgage-backed securities and realized a gain on sale of $3.8 million. These securities were originally purchased as part of the hedging strategy in 2019. The proceeds from these sales were reinvested in $249.6 million of highly rated fixed-rate tax-exempt municipal bonds at higher tax-equivalent yields than the commercial mortgage-backed securities that were sold. All municipal bonds purchased are general obligation, revenue or essential purpose bonds that have call dates or maturities in less than 11 years. The municipal bonds that were purchased have similar average lives as the commercial mortgage-backed securities that were sold. Such fixed-rate investments help mitigate a decline in interest income in a declining rate environment and provide higher returns compared to lower yielding cash and cash alternatives. The Company also purchased $15.8 million of highly rated fixed-rate taxable municipal bonds and entered into a series of interest rate swaps, which are accounted for as fair value hedges, to convert the bonds from fixed to floating rate yields. In addition, the Company purchased $13.2 million of fixed-rate commercial mortgage-backed securities in March 2020.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at September 30, 2020 and the amortized cost and carrying value of those securities as of the indicated dates.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
September 30, 2020
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$—	—	$—	—	$—	—	$665	3.39%	$665	$681	3.39%
Government agency collateralized mortgage obligation	—	—	—	—	239	1.33%	211,814	0.90%	212,053	212,247	0.90%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	21,160	2.63%	21,160	21,205	2.63%
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	—	—	—	—	—	—	164,435	3.21%	164,435	182,752	3.21%
Municipal bonds:
Tax-exempt	—	—	—	—	13,877	3.15%	232,971	2.76%	246,848	266,007	2.78%
Taxable	—	—	—	—	—	—	15,613	2.72%	15,613	16,478	2.72%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	251,999	0.82%	251,999	244,791	0.82%
Total securities	$—	—	$—	—	$14,116	3.12%	$898,657	1.86%	$912,773	$944,161	1.88%

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$665	$681	$769	$801
Government agency collateralized mortgage obligation	212,053	212,247	242,203	241,918
Private-label collateralized mortgage obligation	21,160	21,205	26,346	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,435	182,752	364,719	377,016
Municipal bonds:
Tax-exempt	246,848	266,007	—	—
Taxable	15,613	16,478	—	—
Asset backed securities:
Government sponsored student loan pools	251,999	244,791	258,022	251,531
Total securities	$912,773	$944,161	$892,059	$897,766
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists primarily of loans secured by real estate and mortgage warehouse loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, multi-family loans and commercial and industrial loans provide us with higher risk-adjusted returns, relatively shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our commercial real estate, multi-family real estate, and construction activities are primarily directed to our market area of Southern California. Our one-to-four family residential loans and warehouse loans are sourced throughout the United States.
In the first quarter of 2020, we began offering a new pilot product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges or custodians that are also Silvergate customers. The outstanding balance of SEN Leverage loans was $22.4 million as of September 30, 2020 and is included in the commercial and industrial loan segment.

The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$209,040	28.3%	$193,367	28.9%
Multi-family	72,714	9.8%	81,233	12.2%
Commercial	316,653	42.8%	331,052	49.6%
Construction	13,854	1.9%	7,213	1.1%
Commercial and industrial	25,951	3.5%	14,440	2.1%
Consumer and other	5,559	0.8%	122	0.0%
Reverse mortgage	1,322	0.2%	1,415	0.2%
Mortgage warehouse	94,684	12.7%	39,247	5.9%
Total gross loans held-for-investment	739,777	100.0%	668,089	100.0%
Deferred fees, net	2,843		2,724
Total loans held-for-investment	742,620		670,813
Allowance for loan losses	(6,763)		(6,191)
Total net loans held-for-investment	$735,857		$664,622
Loans held-for-sale	$665,842		$375,922
The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at September 30, 2020:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	September 30, 2020
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$11	$370	$208,659	$209,040
Multi-family	414	33,452	38,848	72,714
Commercial	33,779	144,444	138,430	316,653
Construction	9,647	4,207	—	13,854
Commercial and industrial	23,731	2,220	—	25,951
Consumer and other	5,559	—	—	5,559
Reverse mortgage	—	—	1,322	1,322
Mortgage warehouse	94,684	—	—	94,684
Total gross loans held-for-investment	$167,825	$184,693	$387,259	$739,777
Amounts with fixed rates	$133,618	$169,930	$70,835	$374,383
Amounts with floating rates	$34,207	$14,763	$316,424	$365,394
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
Nonperforming loans decreased to $4.1 million, or 0.56% of total loans, at September 30, 2020, compared to $5.9 million, or 0.88% of total loans, at December 31, 2019. The decrease in nonperforming loans during the nine months ended September 30, 2020 was due to principal repayments on nonperforming commercial and industrial loans and payoffs on one-to-four family real estate loans.
Other real estate owned was $27,000 as of September 30, 2020, compared to $0.1 million at December 31, 2019.
Total nonperforming assets were $4.1 million and $6.0 million at September 30, 2020 and December 31, 2019, respectively, or 0.16% and 0.28%, respectively, of total assets.
The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$3,120	$3,963
Commercial and industrial	123	1,098
Reverse mortgage	864	848
Accruing loans 90 or more days past due	—	—
Total gross nonperforming loans	4,107	5,909
Other real estate owned, net	27	128
Total nonperforming assets	$4,134	$6,037
Ratio of nonperforming loans to total loans(1)	0.56%	0.88%
Ratio of nonperforming assets to total assets	0.16%	0.28%

Troubled debt restructurings
Restructured loans-nonaccrual	$1,025	$1,202
Restructured loans-accruing	547	589
Total troubled debt restructurings	$1,572	$1,791
________________________

(1)	Total loans exclude loans held-for-sale at each of the dates presented.
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

•	Loss. Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2020
Real estate loans:
One-to-four family	$205,920	$—	$3,120	$—	$209,040
Multi-family	72,714	—	—	—	72,714
Commercial	302,522	5,823	8,308	—	316,653
Construction	13,854	—	—	—	13,854
Commercial and industrial	24,653	—	1,298	—	25,951
Consumer and other	5,559	—	—	—	5,559
Reverse mortgage	458	—	864	—	1,322
Mortgage warehouse	94,684	—	—	—	94,684
Total gross loans held-for-investment	$720,364	$5,823	$13,590	$—	$739,777

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089

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
Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as TDRs. As of September 30, 2020, the Company held seven loans totaling $1.6 million that were TDRs, compared to nine loans totaling to $1.8 million at December 31, 2019.
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,191	$6,723
Charge-offs:
Real estate:
One-to-four family	17	93
Total charge-offs	17	93
Total recoveries	—	—
Net charge-offs	17	93
Provision for (reversal of) loan losses	589	(439)
Allowance for loan losses at period end	$6,763	$6,191

Total gross loans outstanding (end of period)	$739,777	$695,184
Average loans outstanding	$717,790	$655,790

Allowance for loan losses to period end loans	0.91%	0.89%
Net charge-offs to average loans	0.00%	0.01%
Our allowance for loan losses at September 30, 2020 and September 30, 2019 was $6.8 million and $6.2 million, respectively, or 0.91% and 0.89% of loans held-for-investment for each respective period-end. The increase in the ratio of the allowance for loan losses to gross loans held-for-investment from September 30, 2019 was due to the increase in balance of our loan portfolio.
We had $17,000 in charge-offs and no recoveries for the nine months ended September 30, 2020, compared to charge-offs of $93,000 and no recoveries for the nine months ended September 30, 2019.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2020		December 31, 2019
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,431	0.19%	$2,051	0.31%
Multi-family	845	0.11%	653	0.10%
Commercial	1,929	0.26%	2,791	0.41%
Construction	1,327	0.18%	96	0.01%
Commercial and industrial	777	0.10%	312	0.05%
Consumer and other	—	0.00%	1	0.00%
Reverse mortgage	41	0.01%	37	0.01%
Mortgage warehouse	413	0.06%	250	0.04%
Total allowance for loan losses	$6,763	0.91%	$6,191	0.93%
________________________

(1)	Loan amount as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers. Deposits increased to $2.3 billion at September 30, 2020, compared to $1.8 billion December 31, 2019. Noninterest bearing deposits totaled $2.2 billion, representing approximately 94.9% of total deposits, at September 30, 2020, compared to $1.3 billion, representing approximately 74.0% of total deposits, at December 31, 2019. At September 30, 2020, deposits by foreign depositors amounted to $983.4 million or 43.1% of total deposits. The increase in total deposits from the prior quarter was driven by an increase in deposits from digital currency related customers, with elevated client activity evidenced by the record volume of SEN transactions during the quarter. The increase in deposits was slightly offset by a $322.4 million decrease in our callable brokered certificates of deposit which were called during the nine months ended September 30, 2020.
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	September 30, 2020		December 31, 2019
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	69	$729	60	$527
Institutional investors	599	850	509	432
Other customers	260	515	235	286
Total	928	$2,095	804	$1,246
________________________

(1)	Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.40% and 0.46%, respectively, for the nine months ended September 30, 2020, compared to 0.29% and 0.41%, respectively, for the nine months ended September 30, 2019. The increase in the weighted average cost of deposits compared to the prior period was driven by the acceleration of $3.4 million premium amortization expense recognized during the nine months ended September 30, 2020 from calling the brokered certificates of deposits, as discussed in “—Results of Operations—Net Interest Income and Net Interest Margin Analysis” above, slightly offset by lower rates on reissued brokered certificates of deposit and other interest bearing deposits.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Nine Months Ended September 30, 2020		Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$1,662,233	—	$1,445,232	—
Interest bearing accounts:
Interest bearing demand accounts	46,007	0.13%	49,052	0.14%
Money market and savings accounts	71,284	0.57%	90,551	0.87%
Certificates of deposit:
Brokered certificates of deposit	127,713	5.65%	187,966	3.54%
Other	1,435	0.93%	13,026	1.49%
Total interest bearing deposits	246,439	3.12%	340,595	2.26%
Total deposits	$1,908,672	0.40%	$1,785,827	0.43%
The following table presents the maturities of our certificates of deposit as of September 30, 2020:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$122	$163	$—	$306	$591
Less than $100,000	—	69	93	211	373
Total	$122	$232	$93	$517	$964
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2020, approximately $1.3 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. At September 30, 2020, we had $10.0 million in outstanding FHLB advances and had an additional $734.1 million in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019

	(Dollars in thousands)
Amount outstanding at period-end	$10,000	$49,000
Weighted average interest rate at period-end	0.00%	1.66%
Maximum month-end balance during the period	$125,000	$218,000
Average balance outstanding during the period	$124,880	$28,205
Weighted average interest rate during the period	0.21%	1.94%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $4.6 million as of September 30, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2020.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At September 30, 2020, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2020, the interest rate for the Company’s next scheduled payment was 4.06%, based on six-month LIBOR of 0.31%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2020, the interest rate for the Company’s next scheduled payment was 2.10%, based on three-month LIBOR of 0.25%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At September 30, 2020, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $68.0 million with other correspondent banks.
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
The movement of funds on our balance sheet among different SEN deposit customers does not reduce the Bank’s deposits and thus does not present liquidity issues or require any borrowing by the Company or the Bank. In addition, to the extent that SEN participants fully withdraw funds from the Bank, no material liquidity issues or borrowing needs would be presented since the majority of SEN deposits are held in liquid assets, such as available-for-sale securities and cash, or used to fund short-term mortgage warehouse loans.
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. At September 30, 2020, we had $10.0 million in outstanding FHLB advances. We did not have any borrowings outstanding with the FRB at September 30, 2020. As of September 30, 2020, we had an additional $734.1 million of available borrowing capacity from the FHLB, $4.6 million of available borrowing capacity from the FRB and available lines of credit of $68.0 million with other correspondent banks. Cash and cash equivalents at September 30, 2020 were $197.5 million. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $52.7 million to $283.8 million at September 30, 2020, compared to $231.0 million at December 31, 2019. The increase in shareholders’ equity was primarily due to net income for the nine months ended September 30, 2020, which amounted to $16.9 million, and an increase in accumulated other comprehensive income of $35.3 million. The increase in accumulated other comprehensive income was primarily due to unrealized gains on derivatives purchased in connection with our hedging strategy and unrealized gains on our available-for-sale securities portfolio.
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
As of September 30, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (assuming minimum capital adequacy ratios were applicable to the Company) and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2020
The Company
Tier 1 leverage ratio	$257,563	10.36%	$99,439	4.00%	N/A	N/A
Common equity tier 1 capital ratio	242,063	22.58%	48,232	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	257,563	24.03%	64,309	6.00%	N/A	N/A
Total risk-based capital ratio	264,474	24.68%	85,746	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	244,533	9.84%	99,418	4.00%	$124,272	5.00%
Common equity tier 1 capital ratio	244,533	22.82%	48,219	4.50%	69,649	6.50%
Tier 1 risk-based capital ratio	244,533	22.82%	64,292	6.00%	85,722	8.00%
Total risk-based capital ratio	251,444	23.47%	85,722	8.00%	107,153	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%
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
This Quarterly Report on Form 10-Q includes certain non-GAAP financial measures for the nine months ended September 30, 2020 and 2019 in order to present our results of operations for that period on a basis consistent with our historical operations. On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement with HomeStreet Bank to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. This transaction, which was completed in March 2019, generated a pre-tax gain on sale of $5.5 million. There were no non-GAAP adjustments for the three and nine months ended September 30, 2020 or for the three months ended September 30, 2019.
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

	Nine Months Ended September 30,
	2020	2019

Net income
Net income, as reported	$16,919	$21,248
Adjustments:
Gain on sale of branch, net	—	(5,509)
Tax effect(1)	—	1,574
Adjusted net income	$16,919	$17,313

Noninterest income / average assets(2)
Noninterest income	$14,329	$12,624
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted noninterest income	14,329	7,115
Average assets	2,293,277	2,063,298
Noninterest income / average assets, as reported	0.83%	0.82%
Adjusted noninterest income / average assets	0.83%	0.46%

Return on average assets (ROAA)(2)
Adjusted net income	$16,919	$17,313
Average assets	2,293,277	2,063,298
Return on average assets (ROAA), as reported	0.99%	1.38%
Adjusted return on average assets	0.99%	1.12%

Return on average equity (ROAE)(2)
Adjusted net income	$16,919	$17,313
Average equity	258,904	208,775
Return on average equity (ROAE), as reported	8.73%	13.61%
Adjusted return on average equity	8.73%	11.09%

Efficiency ratio
Noninterest expense	$41,980	$38,818
Net interest income	50,456	55,327
Noninterest income	14,329	12,624
Total net interest income and noninterest income	64,785	67,951
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted total net interest income and noninterest income	64,785	62,442
Efficiency ratio, as reported	64.80%	57.13%
Adjusted efficiency ratio	64.80%	62.17%
________________________

(1)	Amount represents the total income tax effect of the adjustment, which is calculated based on the applicable marginal tax rate of 28.58%.

(2)	Data has been annualized.
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
Exposure to interest rates is managed by structuring the balance sheet in a ‘business as usual’ or ‘base case’ scenario. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We hedge interest rate risk by utilizing interest rate floors, interest rate caps, and interest rate swaps. The interest rate floors hedge our cash and securities, the interest rate caps hedge our subordinated debentures, and the interest rate swaps hedge our taxable municipal bonds. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

	(Dollars in thousands)
September 30, 2020
Assets
Interest earning assets
Loans(1)	$841,690	$56,168	$172,783	$1,070,641	$337,821	$1,408,462
Securities(2)	450,078	7,475	12,024	469,577	489,423	959,000
Interest earning deposits in other banks	176,079	310	3,275	179,664	2,666	182,330
Total earning assets	$1,467,847	$63,953	$188,082	$1,719,882	$829,910	$2,549,792
Liabilities
Interest bearing liabilities
Interest bearing deposits	$115,497	$—	$—	$115,497	$321	$115,818
Certificates of deposit	—	122	325	447	517	964
Total interest bearing deposits	115,497	122	325	115,944	838	116,782
FHLB advances	—	—	5,000	5,000	5,000	10,000
Total interest bearing liabilities	$115,497	$122	$5,325	$120,944	$5,838	$126,782
Period gap	$1,352,350	$63,831	$182,757	$1,598,938	$824,072	$2,423,010
Cumulative gap	$1,352,350	$1,416,181	$1,598,938	$1,598,938	$2,423,010
Ratio of cumulative gap to total earning assets	53.04%	55.54%	62.71%	62.71%	95.03%
________________________

(1)	Includes loans held-for-sale.

(2)	Includes FHLB and FRB stock.

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
The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2020:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2020	(3.71)%	0.00%	17.44%	34.96%	54.07%
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
The following table illustrates the results of our EVE analysis as of September 30, 2020.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2020	3.41%	0.00%	0.46%	0.20%	0.76%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Alan J. Lane (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.2
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Derek J. Eisele (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.3
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Benjamin C. Reynolds (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

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

SILVERGATE CAPITAL CORPORATION

Date:	November 10, 2020	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2020	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)