Form 10-K
period 2020-12-31
Silvergate Capital Corp
filed 2021-03-08
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
Yes ☒ No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $221.8 million.
As of February 26, 2021, the registrant had 23,477,496 shares of Class A voting common stock and 16,097 shares of Class B non-voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•the success of the digital currency industry, the development and acceptance of which is subject to a high degree of uncertainty, as well as the continued evolution of the regulation of this industry and uncertainty of adoption of digital currencies;
•the success of the digital currency initiative and our ability to implement aspects of our growth strategy;
•the concentration of our depositor relationships in the digital currency industry generally and among digital currency exchanges in particular;
•our ability to grow or sustain our low-cost funding strategy related to the digital currency initiative;
•system failure or cybersecurity breaches of our network security;
•our ability to keep pace with rapid technological changes in the industry or implement new technology effectively;
•our reliance on third-party service providers for core systems support, informational website hosting, internet services, online account opening and other processing services;
•our reliance on third party custodians to hold bitcoin in connection with our SEN Leverage product;
•economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry and/or our business;
•increased competition in the financial services industry, particularly from regional and national institutions;
•credit risks, including risks related to the significance of commercial real estate loans in our portfolio, our ability to manage our credit risk effectively and the potential deterioration of the business and economic conditions in our primary market areas;
•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets;
•changes in the value of collateral securing our loans;
•our ability to protect our intellectual property and the risks we face with respect to claims and litigation initiated against us;
•interest rate risk associated with our business, including sensitivity of our interest earning assets and interest bearing liabilities to interest rates, and the impact to our earnings from changes in interest rates;
•our dependence on our management team and changes in management composition;
•the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting.
•the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;
•potential exposure to fraud, negligence, computer theft and cyber-crime and other disruptions in our computer systems relating to our development and use of new technology platforms;
•the adequacy of our risk management framework;
•our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•the financial soundness of other financial institutions;

•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in Item 1A. Risk Factors.
Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to fully reopen as planned, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline which would reduce our net interest margin and spread and reduce net income; our cybersecurity risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.
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
Overview
Silvergate Capital Corporation is the holding company for our wholly owned subsidiary, Silvergate Bank, which we believe is the leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Key to our leadership position and growth strategy is the Silvergate Exchange Network (“SEN”), our proprietary, virtually instantaneous payment network for participants in the digital currency industry which serves as a platform for the development of additional products and services. The SEN has a powerful network effect that makes it more valuable as participants and utilization increase. The SEN has enabled us to significantly grow our noninterest bearing deposit product for digital currency industry participants, which has provided the majority of our funding over the last two years. This unique source of funding is a distinct advantage over most traditional financial institutions and allows us to generate revenue from a conservative portfolio of investments in cash, short term securities and certain types of loans that we believe generate attractive risk-adjusted returns. In addition, use of the SEN has resulted in an increase in noninterest income that we believe will become a valuable source of additional revenue as we develop and deploy fee-based solutions in connection with our digital currency initiative. We are also evaluating additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening SEN network effects, such as our SEN Leverage lending product described below under “Lending Activities”.
The Company is a Maryland corporation, originally incorporated in 2000, whose assets consist primarily of its investment in the Bank and its primary activities are conducted through the Bank. The Company is a registered bank holding company that is subject to supervision by the Board of Governors of the Federal Reserve (“Federal Reserve”). The Bank is subject to supervision by the California Department of Financial Protection and Innovation, Division of Financial Institutions (“DFPI”), and, as a Federal Reserve member bank since 2012, the Federal Reserve Bank of San Francisco. The Bank’s deposits are insured up to legal limits by the Federal Deposit Insurance Corporation (“FDIC”).
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. Our client base is diverse and consists of business and individual clients in California and other states and includes digital currency related customers in the United States and internationally. Following the Bank’s 2009 conversion from an industrial bank to a commercial bank we began introducing an expanded array of relationship-oriented business products and services, which in the past seven years has been significantly augmented by our digital currency initiative. While our commercial real estate lending activities are concentrated in California, we have a nationwide focus in our mortgage warehouse lending and even broader international reach with respect to deposit and cash management services for digital currency related businesses. Beginning in July 2020, we ceased issuing purchase commitments for residential real estate loans through our former correspondent lending unit but continue to service existing loans currently on our balance sheet.
The Company completed its Initial Public Offering (“IPO”) of 3.3 million shares of its Class A common stock at a public offering price of $12.00 per share on November 7, 2019. The common stock is traded on the New York Stock Exchange under the ticker symbol “SI.” The IPO generated aggregate net proceeds to the Company of $6.5 million after deducting underwriting discounts and offering expenses.
In January, 2021, the Company completed its underwritten public offering of 4.6 million shares of Class A common stock at a price of $63.00 per share. The aggregate gross proceeds of the offering were approximately $287.5 million, before discounts and expenses. The Company intends to use the net proceeds from the offering to further supplement the regulatory capital levels of the Company and the Bank and for other general corporate purposes, which may include providing capital to support the Company’s growth organically or through strategic acquisitions, and other growth initiatives, including the Bank’s SEN Leverage lending product, discussed below, custody and other digital asset services.
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
We began exploring the digital currency industry in 2013 based on market dynamics which we believed were highly attractive:
•Significant and Growing Industry: Digital currency presented a revolutionary model for executing financial transactions with substantial potential for growth.
•Infrastructure Needs: In order to become widely adopted, digital currency would need to rely on many traditional elements of financial services, including those services that support funds transfers, customer account controls and other security measures.
•Regulatory Complexity as a Barrier to Entry: Providing infrastructure solutions and services to the digital currency industry would require specialized compliance capabilities and a management team with a deep understanding of both the digital currency and the financial services industries.
These insights have been proven correct and we believe they remain true today. In fact, we believe that the market opportunity for digital currencies, the need for infrastructure solutions and services and the regulatory complexity have all expanded significantly since 2013. Our ability to address these market dynamics over the past seven years has provided us with a first-mover advantage within the digital currency industry that is the cornerstone of our leadership position today.
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of December 31, 2020, we had over 200 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our proprietary, cloud-based application programming interface (“API”).
The following list sets forth summary information regarding the types of market participants who are our primary customers:
•Digital Currency Exchanges: Exchanges through which digital currencies are bought and sold; includes over-the-counter (“OTC”) trading desks.
•Institutional Investors: Hedge funds, venture capital funds, private equity funds, family offices and traditional asset managers, which are investing in digital currencies as an asset class.
•Other Customers: Companies developing new protocols, platforms and applications; mining operations; and providers of other services.
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
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	December 31, 2020		December 31, 2019
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	76	$2,479	60	$527
Institutional investors	607	1,811	509	432
Other customers	286	749	235	286
Total	969	$5,039	804	$1,246
________________________
(1)Total deposits may not foot due to rounding.

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
SEN transfers occur on a virtually instantaneous basis as compared to electronic funds transfers being sent outside of the Bank, such as wire transfers and ACH transactions, which can take from several hours to several days to complete. Our proprietary, cloud-based API combined with our online banking tools, allows customers to efficiently control their fiat currency, transact through the SEN and automate their interactions with our technology platform.
The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Year Ended December 31,		% Increase
	2020	2019

	(Dollars in millions)
# SEN Transactions	230,815	46,063	401.1%
$ Volume of SEN Transfers	$135,685	$32,733	314.5%
Compliance
Our digital currency industry solutions and services are currently offered through the Bank. Our solutions and services are built on our deep-rooted commitment and proprietary approach to regulatory compliance. Over the past seven years we have further developed our proprietary compliance capabilities, which include ongoing monitoring of customer activities and evaluating a market participant’s ability to actively monitor the flow of funds of their own customers. We believe these capabilities are a distinct competitive advantage for us, and provide a meaningful barrier to entry against our potential competitors, as there is not currently a well-established and easily navigable regulatory roadmap for competitors to serve digital currency industry customers. For this reason, our long-term investment in developing and enhancing our highly specialized compliance capabilities will remain a strategic priority for us.
Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, remote deposit capture, online banking, mobile banking, e-Statements, bank-by-mail and direct deposit services.

One of the key elements of our financial success is our low-cost deposit base. Our digital currency initiative has enabled the Bank to rapidly grow deposits from digital currency customers. Because of our focus on the digital currency industry in recent years and the unique value-add solutions and services we provide, we have achieved substantial improvements in our deposit base, specifically an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to among the lowest in the U.S. banking industry.
Our noninterest bearing deposits as a percentage of total deposits increased from 21.7% as of December 31, 2016 to 97.8% as of December 31, 2020. This funding base allows us to manage our interest earning assets conservatively and we have transitioned from primarily deploying our funding into loans to deploying funds into other assets that generate attractive risk-adjusted returns.
We segment our deposits based on their potential volatility, which drives our choices regarding the assets we fund with such deposits. Deposits attributable to digital currency customer investor funds are assigned the highest potential volatility. These deposits were approximately $4.0 billion as of December 31, 2020, and we invest these funds primarily in interest earning deposits in other banks and adjustable rate securities available-for-sale. We also use a portion of our deposits attributable to investor funds as the funding source for specialized lending opportunities, such as mortgage warehouse and SEN Leverage lending activities. We are comfortable with this strategy because of the short-term nature of those assets and because we can access funding at the Federal Home Loan Bank (“FHLB”) should we experience heightened volatility in the deposit balances related to these digital currency investor funds.
We use deposits attributable to digital currency customer operating funds to make loans across our other lending businesses. A significant portion of our portfolio consists of loans on residential real estate and both owner-occupied and non-owner-occupied commercial real estate. The properties securing these loans are located primarily throughout our markets and, with respect to commercial real estate loans, are generally diverse in terms of type.
Lending Activities
Overview. We maintain a diversified loan portfolio in terms of the types of loan products and customer characteristics, with a focus on shorter term and higher yielding products. The interest rates on our real estate loans generally have initial fixed rate terms for 5-7 years and adjust annually thereafter. Our lending services cover commercial real estate loans, multi-family real estate loans, construction loans, commercial and industrial loans (including digital currency collateralized loans), consumer loans and mortgage warehouse loans. Lending activities originate from the efforts of our loan officers, with an emphasis on lending to small- to medium-sized businesses and commercial companies primarily located in our market areas. Although all lending involves a degree of risk, we believe that commercial and industrial loans, commercial real estate loans and multi-family loans present greater risks than other types of loans in our portfolio. We mitigate these risks through conservative underwriting and continuous monitoring of credit quality indicators.
The following table presents the composition of our total loan portfolio, by segment, as of December 31, 2020:

LOAN PORTFOLIO COMPOSITION

	Amount	Percentage of Total Gross Loans

	(Dollars in thousands)
Real estate:
One-to-four family	$187,855	25.0%
Multi-family	77,126	10.3%
Commercial	301,901	40.2%
Construction	6,272	0.8%
Subtotal real estate	573,154	76.3%
Commercial and industrial	78,909	10.5%
Consumer and other	162	0.0%
Reverse mortgage	1,333	0.2%
Mortgage warehouse	97,903	13.0%
Total gross loans held-for-investment	$751,461	100.0%
Total loans held-for-sale(1)	$865,961
________________________
(1)Loans held-for-sale consists of mortgage warehouse loans.

One-to-Four Family Real Estate Loans. Our one-to-four family real estate loans primarily consist of non-qualified (“Non-QM”) single-family residential (“SFR”) mortgage loans and purchases of loan pools.
Non-QM SFR mortgage loans required compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated SFR Ability to Repay (“ATR”), and QM Rule, and the Bank established rigorous ATR compliance processes before becoming among the first to offer an adjustable rate Non-QM SFR loan product to be purchased from originating mortgage lenders. The Bank engaged in purchases and sales of Non-QM loans from 2014 until deciding to cease new loan purchases in mid-2020, but has retained remaining previously purchased loans as interest earning assets on its balance sheet. At December 31, 2020, gross Non-QM SFR loans were approximately $163.1 million.
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
Commercial and Industrial Loans. Our commercial and industrial loans consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, digital currency assets such as bitcoin and other commercial assets, and may be supported by credit enhancements such as personal guarantees. Risk may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Currently, commercial and industrial loans consist primarily of asset based loans.
In January 2020, the Company launched its SEN Leverage lending product. Following the successful conclusion of the pilot of SEN Leverage in September 2020, SEN Leverage is now one of the Company’s core lending products. Our SEN Leverage product allows the Bank’s customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians that are also customers of the Bank. The product uses the SEN to fund loans and process repayments in real-time, 24 hours per day, 7 days per week, 365 days per year.
In connection with the SEN Leverage pilot in January 2020, we partnered with Bitstamp Ltd., a digital currency exchange founded in 2011, to serve as Silvergate’s initial agent to custody and manage bitcoin collateral. We subsequently expanded access to SEN Leverage in June 2020 by partnering with Anchorage, which was founded in 2017 and is a leading digital asset platform for institutional investors, to offer its customers access to increased trading capital by providing leverage on bitcoin held in custody.
As of December 31, 2020, we had SEN Leverage approved lines of credit totaling $82.5 million, as compared to $35.5 million at September 30, 2020. Our total outstanding SEN Leverage loans at December 31, 2020 amounted to $77.2 million, as compared to total outstanding SEN Leverage loans of $22.4 million at September 30, 2020. At December 31, 2020, our outstanding SEN Leverage loans comprised 4.8% of our total loan portfolio, as compared to 1.6% of our total loan portfolio at September 30, 2020.
We developed SEN Leverage within the framework of the Bank’s legal lending authority, conservative credit culture and robust approval process. Borrowers accessing SEN Leverage provide bitcoin or U.S. dollars as collateral in an amount greater than the line of credit being advanced. The Bank works with existing digital currency exchanges and other indirect lenders, as the case may be, to both act as its collateral custodian for such loans, and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement.

Our SEN Leverage product enables our digital currency customers to borrow U.S. dollars directly from the Bank to purchase bitcoin using bitcoin as the collateral for these loans, which we refer to as SEN Leverage direct lending. In the SEN Leverage direct lending structure, the exchange client holds the borrower’s bitcoin and the Bank uses the SEN to fund the loan directly to the borrower’s account at the exchange. In addition to providing SEN Leverage direct lending, the Bank also provides loans collateralized with bitcoin to certain third-party digital currency industry lenders for loans to their customers, which we refer to as SEN Leverage indirect lending. In the SEN Leverage indirect lending structure, the indirect lender uses bitcoin to collateralize its loan with the Bank and the funding of the loan and liquidation of the collateral may or may not occur via the SEN. The Bank uses a custodian to custody the bitcoin collateral and a separate digital currency service provider to monitor the bitcoin collateral coverage ratio and, if necessary, to liquidate the bitcoin collateral. We believe our SEN Leverage product is unique in the digital currency industry, creating both deeper relationships with our clients and an attractive source of potential future revenue growth.
At no time does the Bank directly hold the pledged digital currency. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise.
Mortgage Warehouse Loans. Our mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. Our risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guarantees or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. Our mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. Since the opening of the mortgage warehouse division in April 2009 through December 31, 2020, we purchased $40.7 billion in loans and incurred only $61,000 of net losses in 2017. We sold approximately $191.5 million and $151.3 million of loans to participants during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, gross mortgage warehouse loans were approximately $963.9 million.
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
Credit Concentrations. We actively monitor and manage the composition of our loan portfolio, including credit concentrations. Our credit policies establish concentration limits by loan product types and geographic locations to enhance portfolio diversification. The Bank’s concentration management program couples quantitative data with a thorough qualitative approach to provide an in-depth understanding of its loan portfolio concentrations. The Bank’s routine commercial real estate portfolio analysis includes concentration trends by portfolio product type, overall commercial real estate growth trends, pool correlations, risk rating trends, policy and/or underwriting exceptions, nonperforming asset trends, market and submarket analysis and changing economic conditions. The portfolio concentration limits set forth in Bank’s Loan Concentration Policy are reviewed and approved by the Bank’s board of directors at least annually. Concentration levels are monitored by management and reported to the board of directors at least quarterly.
Loan Approval Process. As of December 31, 2020, the Bank had a legal lending limit of approximately $67.2 million for loans secured by cash, readily marketable collateral, or real estate collateral qualifying under the California Financial Code (the “Financial Code”), and $40.3 million for loans without such collateral or any collateral. The Bank’s lending activities are governed by written underwriting policies, standards and procedures that have been approved by the Management Lending Committee (“MLC”). The policies provide delegated lending authority to senior management of the Bank. The lending authority hierarchy varies depending on loan amount, exceptions and total borrower exposure. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
Loan Reviews and Problem Loan Management. Our credit administration staff conducts meetings at least four times a year to review asset quality and loan delinquencies with the MLC. The Bank’s Loan Portfolio Management Procedure prescribes loan review frequency and scope through a risk-based approach that considers loan amount, type, risk rating and payment status. Individual loan reviews encompass a loan’s payment status and history, current and projected paying capacity of the borrower and/or guarantor(s), current condition and estimated value of any collateral, sufficiency of credit and collateral documentation, and compliance with Bank and regulatory lending standards. Loan reviewers assign an overall loan risk rating from one of the Bank’s loan rating categories and prepare a written report summarizing the review.
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
Investments
We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific objectives of our investment policy and portfolio are as follows:
•Ensure the Safety of Principal—Bank investments are generally limited to investment-grade instruments that fully comply with all applicable regulatory guidelines and limitations. Allowable non-investment-grade instruments must be approved by the board of directors.
•Income Generation—The Bank’s investment portfolio is managed to maximize income on invested funds in a manner that is consistent with the Bank’s overall financial goals and risk considerations.
•Provide Liquidity—The Bank’s investment portfolio is managed to remain sufficiently liquid to meet anticipated funding demands either through declines in deposits and/or increases in loan demand.
•Mitigate Interest Rate Risk—Portfolio strategies are used to assist the Bank in managing its overall interest rate sensitivity position in accordance with goals and objectives approved by the ALCO.
Since we are required to maintain high levels of liquidity for our customers who operate in the digital currency industry, our investment portfolio is comprised of available for sale securities such as mortgage-backed securities backed by government-sponsored entities, highly rated credit or government-sponsored asset backed securities, highly rated commercial mortgage-backed securities, and highly rated municipal bonds.
Our investment policy is reviewed and approved annually by our board of directors. Overall investment objectives are established by our board through our investment policy and monitored through our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of the ALCO’s Investment Subcommittee consisting of our CEO, President, Chief Financial Officer, Chief Credit Officer, Chief Operations Officer, and Portfolio Manager. We actively monitor our investments on an ongoing basis to identify any material changes in our mix of securities. We also review our securities for potential impairment (other than temporary impairments) at least quarterly.
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
Employees and Human Capital Resources
At December 31, 2020, we employed 218 persons, of which 216 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be good. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees and monitor the competitiveness of our compensation and benefits programs in our various market areas.
Silvergate prides itself on being a values-driven organization, where employees are empowered to interact collaboratively, take ownership, and do more than what’s expected for our clients, while building a fun, vibrant and performance driven culture. Our company core values guide each team member as we explore, innovate and embrace change. In addition, we are committed to developing our staff through continuing education and training programs. Leadership development is supported through various programs available to all levels of leadership within the organization.
The safety, health and wellness for our employees is a top priority. We successfully moved to a virtual-first workplace, in 2020 with approximately 95% of our employees working remotely. The Company has adopted preventative measures to protect employees working in the office and continually provides guidelines to employees to promote healthy habits and ways to stay connected while working remotely.
Supervision and Regulation
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a BHC’s ability to pay dividends to its shareholders, to repurchase stock or to receive dividends from its subsidiary banks. As a BHC, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Federal Reserve conducts examinations of the Corporation and its subsidiaries. The Corporation is also a BHC within the meaning of the Financial Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI. As a California state-chartered commercial bank that is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFPI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”). Based on this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law. The Corporation’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors and consumers and not shareholders. This supervisory framework could materially impact the conduct and profitability of our activities.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.
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
Regulation of Silvergate Bank
The operations and investments of our Bank are subject to the supervision, examination, and reporting requirements of the DFPI and the Federal Reserve and to federal banking statutes and regulations related to, among other things, the level of reserves that our Bank must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans it may originate, and limits on the types of other activities in which our Bank may engage and the investments that it may make. Because our Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over our Bank. If, based on an examination of our Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance.

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

Loans to One Borrower
Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2020, the Bank’s limit on aggregate secured loans-to-one-borrower was approximately $67.2 million for loans secured by cash, readily marketable collateral, or real estate collateral qualifying under the Financial Code, and $40.3 million for loans without such collateral or any collateral.
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
The Bank’s ability to pay dividends to the Company is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its shareholders exceeding the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. If bank regulators determine that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Company was approximately $79.8 million at December 31, 2020.

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
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.
As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:
•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7%;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;
•a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and
•a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.
The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.
In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.
Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.
In addition to the uniform risk-based capital guidelines and regulatory capital ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends.
In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.
Basel III became applicable to the Bank on January 1, 2015 and just recently to the Corporation due to the Corporation’s growth in excess of $3.0 billion. Overall, the Corporation believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.
In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Corporation is not required to implement the CECL model until January 1, 2023.
Prompt Corrective Action
The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, the Bank was “well capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions. The following capital requirements have applied to the Bank since January 1, 2015.

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
As of December 31, 2020, the Bank and Corporation exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5%, and 10.5%, respectively.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.
In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.
As an institution’s capital decreases, the regulators’ enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. A regulator has limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.
Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.
In addition to the federal regulatory capital requirements described above, the DFPI has authority to take possession of the business and properties of a bank in the event that the tangible stockholders’ equity of a bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1.0 million.
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
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) proposed for public comment rules to modernize the agencies' regulations under the CRA. The OCC adopted its final rules in May 2020, and, to date, the FDIC has not adopted revised rules. In September 2020, the Board of Governors of the Federal Reserve System released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.
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
The Regulatory Relief Act also directs the OCC to conduct a study assessing the effect of the exemption described above on the amount of HMDA data available at the national and local level.
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
The Volcker Rule
On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.
Other Provisions of the Dodd-Frank Act
The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:
•requires BHCs and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any BHC electing to be treated as a financial holding company to be both well managed and well capitalized;
•eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and
•repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
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
Other Laws and Regulations
Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
•Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;
•Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;
•Rules and regulations established by the National Flood Insurance Program;
•Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
Our deposit operations are subject to federal laws applicable to depository accounts, including:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;
•Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
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
Other factors affecting the further development of the digital currency industry and our business include, but are not limited to:
•the adoption and use of digital currencies, including adoption and use as a substitute for fiat currency or for other uses, which may be adversely impacted by continued price volatility;
•the use of digital currencies, or the perception of such use, to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams by our customers;
•heightened risks to digital currency businesses, such as digital currency exchanges, of hacking, malware attacks, and other cyber-security risks, which can lead to significant losses;
•developments in digital currency trading markets, including decreasing price volatility of digital currencies, resulting in narrowing spreads for digital currency trading and diminishing arbitrage opportunities across digital currency exchanges, or increased price volatility, which could negatively impact our customers and therefore our deposits, either of which in turn may reduce the benefits of the SEN and negatively impact our business; and
•the maintenance and development of the software protocol of the digital currency networks.
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
As of December 31, 2020, the Bank’s 10 largest depositors accounted for $2.5 billion in deposits, or approximately 47.5% of the Bank’s total deposits. Deposits from digital currency exchanges represent approximately 47.2% of the Bank’s overall deposits and are held by approximately 76 exchanges. Digital currency exchanges have discretion over which financial institution holds deposits on behalf of its customers. As a result, the Bank is exposed to high customer concentration with our exchange customers. A decision by the customers of an exchange to exit the exchange or a decision by an exchange to withdraw deposits or move deposits to our competitors could result in substantial changes in our deposit base. Exchanges present additional risks because they have been frequent targets and victims of fraud and cyber attacks and the failure or exit of one or more exchanges as customers could have a material adverse effect on our business, financial condition and results of operations.
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
Our digital currency initiative has contributed significantly to an increase in our noninterest bearing deposits, and has allowed us to generate attractive returns on lower risk assets through increased investments in interest earning deposits in other banks and securities, as well as funding limited loan growth. We have increased our noninterest bearing deposits as a percentage of total deposits from 12.4% as of December 31, 2013 to 97.8% as of December 31, 2020, an increase that is largely attributable to our digital currency initiative. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our noninterest bearing deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. If our digital currency customers withdraw deposits, we could lose a low cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have a material adverse effect on our business, financial condition and results of operations.

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
The value of digital currencies is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of digital currencies are highly speculative and have been subject to dramatic fluctuations to date. The impact that changes in prices and/or trading volume of digital currencies have on our deposit balance from customers in the digital currency industry is unpredictable, as any reduction in deposits attributable to such changes may be amplified or mitigated by other developments, such as the onboarding of new customers, loss of existing customers and changes in our customers’ operational and trading strategies. We have experienced deposit fluctuations over the last few years which have been correlated with or contrary to the price and/or trading volume of digital currencies at various times. Volatility in the prices and/or trading volume of digital currencies may adversely impact the amount of such deposits in the future, our growth strategy and the demand for our services and therefore have a material adverse effect on our business, financial condition and results of operations.
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
The technology relied upon by the Company, including the SEN, the API and our other on-line banking systems, may not function properly, which may have a material impact on the Company’s operations and financial conditions. The importance of the SEN, the API and our other on-line banking systems to the Company’s operations means that any technological problems in its functionality would have a material adverse effect on the Company’s operations, business model and growth strategy.
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
We outsource some of our operational activities to third parties for certain services, including, but not limited to, core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period, our business, financial condition and results of operations could be adversely affected. Even if we can replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.
In addition, the Bank’s primary federal regulator, the Federal Reserve, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. Our operations could be interrupted if any of our third-party service providers fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations.
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
We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings (“TDRs”) and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.
Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.
Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the

COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2020 Form 10-K will be heightened.
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
As of December 31, 2020, approximately $301.9 million, or 40.2%, of our total gross loans held-for-investment were commercial real estate loans (including owner-occupied commercial real estate loans). Further, as of December 31, 2020, our commercial real estate loans (excluding owner-occupied commercial real estate loans) totaled 109.7% of our total risk-based capital. These loans expose a lender to the risk of liquidating the collateral securing these loans in times when there may be significant fluctuation of commercial real estate values. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.
Because a significant portion of our loan portfolio held-for-investment is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2020, approximately $574.5 million, or 76.4%, of our total gross loans held-for-investment were loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.
Our nascent SEN Leverage product has unique risks and may not perform to our expectations in the future, which would adversely affect our business, financial condition and results of operations.
Our SEN Leverage product, which was piloted during 2020, is now one of the Company’s core lending products. SEN Leverage currently allows certain of our SEN customers to borrow US dollars against the value of the digital currency bitcoin.
The loan to value (“LTV”) ratio of a SEN Leverage loan fluctuates in relation to the value of bitcoin held as collateral, which has historically been volatile and which serves as the collateral for these loans. There is no assurance that customers will be able to timely provide additional collateral under these loans or reduce the principal amount of the loan to maintain the loan’s required LTV ratio in a scenario where the value of the bitcoin, serving as the collateral for the loan, drops precipitously.
We utilize third party custodians to hold the bitcoin serving as the collateral of the SEN Leverage loans. Custodians of digital currency present additional risks because they are frequent targets and victims of cyber-attacks, which could impact the custodian’s timely delivery of digital currency collateral to us. If a SEN Leverage loan customer defaults on its loan and the bitcoin collateral is not liquidated in a timely manner, our business, financial condition and results of operations could be adversely impacted.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property which may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness if we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2020, our 10 largest borrowing relationships accounted for approximately 31.0% of our total gross loans held-for-investment. This high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our allowance for loan and lease losses could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.
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
Our most important source of funds is deposits. As of December 31, 2020, approximately $5.1 billion, or 97.8%, of our total deposits were noninterest bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. Substantially all of these noninterest bearing demand accounts are deposits from our customers in the digital currency industry.
Additional liquidity is provided by our ability to borrow from the FHLB of San Francisco and the FRB. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.
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
We invest a portion of our total assets (16.8% as of December 31, 2020) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. As of December 31, 2020, the fair value of our available-for-sale investment securities portfolio was $939.0 million, which included gross unrealized losses of $3.8 million and gross unrealized gains of $44.0 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud.
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

We may not be able to raise the additional capital needed, in absolute terms or on terms acceptable to us, to fund our growth strategy in the future if we continue to grow at our current pace.
As of December 31, 2020, our total consolidated assets were $5.6 billion, an increase of $3.5 billion, or 162.5%, from December 31, 2019. In light of our rapid growth and to sustain our growth strategy, we will likely need to raise additional capital in the future, though the timing and amounts of future capital needs are presently unknown.
We believe that we have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Any such events could have a material adverse effect on our business, financial condition and results of operations.
The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could adversely affect customer and investor confidence, our role in the digital currency ecosystem, our costs of funds and FDIC insurance costs, our ability to make acquisitions, and our business, results of operations and financial condition.
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
As part of the bank regulatory process, the Federal Reserve and the DFPI periodically conduct examinations of our business, including compliance with laws and regulations. If, based on an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take such remedial actions as it deems appropriate. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.
Our regulators may limit current or planned activities related to the digital currency industry.
The digital currency industry is relatively new and is subject to significant risks. The digital currency initiative involves customers and activities with which regulators, including our primary banking regulators the Federal Reserve and DFPI, may be less familiar and which they may consider higher risk than those involving more established industries. While we have consulted, and will continue to consult with, our regulators regarding our activities involving digital currency industry customers and the digital currency initiative, in the future a regulator may determine to limit or restrict one or more of these activities. Such actions could have a material adverse effect on our business, financial condition, or results of operations.
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
The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Item 1. Business—Supervision and Regulation—Deposit Insurance.” Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to influence the U.S. money supply and credit conditions. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. government. Future monetary policies cannot be predicted, and although we cannot determine the effects of such policies on us now, such policies could adversely affect our business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.
The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, most of which are outside of our control.

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
You may experience future dilution as a result of future equity offerings.
We may require additional capital in the future to continue our planned growth. To the extent we raise additional capital by issuing additional shares of our common stock or other securities convertible into, or exchangeable for, our common stock, you may experience substantial dilution.
While our growth strategy is focused on the digital currency industry, investors should not expect that the value of our common stock to be correlated with the value of digital currencies. Our common stock is not a proxy for gaining exposure to digital currencies.
While our growth strategy is focused on the digital currency industry and the majority of the Bank’s deposits are from digital currency related activities, our common stock is not a proxy for gaining exposure to digital currencies. The impact of fluctuations in prices and/or trading volume of digital currencies on our deposit balance from customers in the digital currency industry and, by extension, our profitability, is unpredictable, and the price of our common stock may not be correlated to the prices of digital currencies.
Though not a proxy for gaining exposure to digital currencies, market participants may view our common stock as such, which could in turn attract investors seeking to buy or sell short our common stock in order to gain such exposure, therefore increasing the price volatility of our common stock. There may also be a heightened level of speculation in our common stock as a result of our exposure to the digital currency industry. For more information regarding the volatility of digital currencies, see “—Risks Related to Our Digital Currency Initiative—The prices of digital currencies are extremely volatile.” Fluctuations in the price of various digital currencies may cause uncertainty in the market and could negatively impact trading volumes of digital currencies and therefore the extent to which participants in the digital currency industry demand our services and solutions, which would adversely affect our business, financial condition and results of operations.”
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
Provisions in our governing documents and Maryland law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our headquarters office is currently located at 4250 Executive Square, La Jolla, California 92037. The following table summarizes pertinent details of our principal leased office property.

Location	Owned/ Leased	Lease Expiration	Type of Office
4250 Executive Square, Suite 300 La Jolla, CA 92037	Leased	10/31/2022	Headquarters and Branch
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
The Class A Common Stock of the Company has been publicly traded since November 7, 2019 and is currently traded on the New York Stock Exchange under the symbol SI. As of February 26, 2021, there were approximately 177 holders of record of our Class A Common Stock.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, with respect to options and restricted stock units outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
2010 Equity Compensation Plan	394,863	$4.37	—
2018 Equity Compensation Plan	200,440	15.19	1,245,337
Equity compensation plans not approved by security holders	—	—	—
Total	595,303	$8.01	1,245,337
Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the fourth quarter of 2020. The Company did not repurchase any of its shares during the fourth quarter of 2020 and does not have any authorized share repurchase programs.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Information as of and for the years ended December 31, 2020 and 2019 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2018, 2017 and 2016 is derived from audited financial statements not included herein. Our historical results are not necessarily indicative of any future period. The performance ratios and asset quality and capital ratios are unaudited and derived from our audited financial statements and other financial information as of and for the periods presented. Average balances have been calculated using daily averages. The selected historical consolidated financial and other data presented below contains certain financial measures that are not presented in accordance with accounting principles generally accepted in the United States and are not audited. A reconciliation table is set forth below following the selected historical financial and other data.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$79,590	$81,035	$72,752	$48,306	$41,541
Interest expense	7,226	10,078	3,129	6,355	7,729
Net interest income	72,364	70,957	69,623	41,951	33,812
Provision for (reversal of) loan losses	742	(439)	(1,527)	262	1,136
Net interest income after provision	71,622	71,396	71,150	41,689	32,676
Noninterest income	19,177	15,754	7,563	3,448	3,308
Noninterest expense	59,605	52,478	48,314	30,706	24,214
Income before income taxes	31,194	34,672	30,399	14,431	11,770
Income tax expense(1)	5,156	9,826	8,066	6,788	4,735
Net income	26,038	24,846	22,333	7,643	7,035
Dividends on preferred stock	—	—	—	—	13
Net income available to common shareholders	$26,038	$24,846	$22,333	$7,643	$7,022
Financial Ratios:
Return on average assets (ROAA)	1.03%	1.19%	1.11%	0.66%	0.76%
Return on average equity (ROAE)	9.78%	11.54%	13.47%	10.80%	10.45%
Net interest margin(2)	3.00%	3.47%	3.49%	3.68%	3.68%
Noninterest income / average assets	0.76%	0.76%	0.38%	0.30%	0.36%
Noninterest expense / average assets	2.37%	2.52%	2.41%	2.67%	2.60%
Efficiency ratio(3)	65.11%	60.52%	62.59%	67.64%	65.23%
Loan yield(4)	4.64%	5.45%	5.52%	5.20%	4.92%
Share Data:
Basic earnings per share	$1.39	$1.38	$1.35	$0.83	$0.72
Diluted earnings per share	$1.36	$1.35	$1.31	$0.79	$0.70
Common stock shares issued and outstanding at end of period	18,834	18,668	17,818	9,224	9,224
Basic weighted average shares outstanding	18,691	17,957	16,543	9,224	9,705
Diluted weighted average shares outstanding	19,177	18,385	17,023	9,618	10,039
Book value per share at end of period	$15.63	$12.38	$10.73	$8.00	$7.13
________________________
(1)The year ended December 31, 2017 included a $1.2 million increase in income tax expense related to the revaluation of our deferred tax assets resulting from the reduction in the corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017.
(2)Net interest margin is a ratio calculated as net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

	December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Statement of Financial Condition Data:
Interest earning deposits in other banks	$2,945,682	$132,025	$670,243	$793,717	$31,055
Securities	939,015	897,766	357,251	191,921	89,455
Loans held-for-sale	865,961	375,922	350,636	190,392	166,986
Loans held-for-investment, net	746,751	664,622	592,781	689,303	669,136
Total assets	5,586,235	2,128,127	2,004,318	1,891,948	981,068
Total deposits	5,248,026	1,814,654	1,783,005	1,775,146	767,862
FHLB advances	—	49,000	—	15,000	115,000
Total liabilities	5,291,936	1,897,091	1,813,072	1,818,148	915,261
Total shareholders’ equity	294,299	231,036	191,246	73,800	65,807
Nonperforming Assets:
Nonperforming loans	$4,982	$5,909	$8,303	$4,510	$5,126
Troubled debt restructurings	1,525	1,791	514	592	944
Other real estate owned, net	—	128	31	2,308	562
Nonperforming assets	4,982	6,037	8,334	6,818	5,688
Asset Quality Ratios:
Nonperforming assets / assets	0.09%	0.28%	0.42%	0.36%	0.58%
Nonperforming loans / loans(1)	0.66%	0.88%	1.39%	0.65%	0.76%
Nonperforming assets / loans(1) + other real estate owned	0.66%	0.90%	1.40%	0.98%	0.84%
Net charge-offs (recoveries) to average loans(1)	0.00%	0.01%	(0.01)%	0.02%	0.00%
Allowance for loan losses to total loans(1)	0.92%	0.93%	1.13%	1.17%	1.19%
Allowance for loan losses to nonperforming loans	138.82%	104.77%	80.97%	181.04%	156.93%
Company Capital Ratios:
Tier 1 leverage ratio	8.29%	11.23%	9.00%	6.15%	8.65%
Common equity tier 1 capital ratio	21.53%	24.52%	23.10%	10.54%	10.17%
Tier 1 risk-based capital ratio	22.88%	26.21%	24.96%	12.72%	12.52%
Total risk-based capital ratio	23.49%	26.90%	25.77%	13.88%	13.77%
Total shareholders’ equity to total assets	5.27%	10.86%	9.54%	3.90%	6.71%
Bank Capital Ratios:
Tier 1 leverage ratio	8.22%	10.52%	8.51%	6.33%	9.03%
Common equity tier 1 capital ratio	22.71%	24.55%	23.68%	13.11%	13.06%
Tier 1 risk-based capital ratio	22.71%	24.55%	23.68%	13.11%	13.06%
Total risk-based capital ratio	23.32%	25.24%	24.50%	14.29%	14.31%
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.

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
This Annual Report on Form 10-K includes certain non-GAAP financial measures for the years ended December 31, 2020 and 2019, in order to present our results of operations for that period on a basis consistent with our historical operations. On November 15, 2018, the Company and the Bank entered into a purchase and assumption agreement with HomeStreet Bank to sell the Bank’s retail branch located in San Marcos, California and business loan portfolio to HomeStreet Bank. This transaction, which was completed in March 2019, generated a pre-tax gain on sale of $5.5 million.
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

	Year Ended December 31,
	2020	2019

	(Dollars in thousands)
Net income
Net income, as reported	$26,038	$24,846
Adjustments:
Gain on sale of branch, net	—	(5,509)
Tax effect(1)	—	1,574
Adjusted net income	$26,038	$20,911

Noninterest income / average assets
Noninterest income	$19,177	$15,754
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted noninterest income	19,177	10,245
Average assets	2,517,037	2,082,007
Noninterest income / average assets, as reported	0.76%	0.76%
Adjusted noninterest income / average assets	0.76%	0.49%

Return on average assets (ROAA)
Adjusted net income	$26,038	$20,911
Average assets	2,517,037	2,082,007
Return on average assets (ROAA), as reported	1.03%	1.19%
Adjusted return on average assets	1.03%	1.00%

Return on average equity (ROAE)
Adjusted net income	$26,038	$20,911
Average equity	266,195	215,338
Return on average equity (ROAE), as reported	9.78%	11.54%
Adjusted return on average equity	9.78%	9.71%

Efficiency ratio
Noninterest expense	$59,605	$52,478
Net interest income	72,364	70,957
Noninterest income	19,177	15,754
Total net interest income and noninterest income	91,541	86,711
Adjustments:
Gain on sale of branch, net	—	(5,509)
Adjusted total net interest income and noninterest income	91,541	81,202
Efficiency ratio, as reported	65.11%	60.52%
Adjusted efficiency ratio	65.11%	64.63%
________________________
(1)Amount represents the total income tax effect of the adjustment, which is calculated based on the applicable marginal tax rate of 28.58%.

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
Noninterest Income. Noninterest income consists of, among other things: (i) mortgage warehouse fee income; (ii) service fees related to off-balance sheet deposits; (iii) deposit related fees; (iv) gain on sale of securities (v) gain on sale of loans (vi) other gain and losses; and (vii) other noninterest income. Mortgage warehouse fee income are transaction fees collected as the funded loans are sold or settled. Service fees related to off-balance sheet deposits are fees earned for off-balance sheet deposit placements facilitated under agreements that allow us to sweep customer funds into deposit accounts at other insured depository institutions. In connection with such sweeps and placements, the Bank earns noninterest income based on the difference between the gross interest earned on such deposit placements and the net interest the Bank agreed to pay on such swept funds (if any). Deposit related fees include cash management fees, such as analyzed checking fees, account maintenance fees, insufficient funds fees, overdraft fees, stop payment fees, foreign exchange fee income, domestic and foreign wire transfer fees, SEN related fees and card processing fee income. Other gains and losses include gain on sale of branch and extinguishment of debt. In 2019, the Company and the Bank completed the sale of the Bank’s retail branch located in San Marcos, California and business loan portfolio. In 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain on extinguishment of debt of $0.9 million.
Noninterest Expense. Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expense; (iii) communications and data processing fees; (iv) professional services fees; (v) federal deposit insurance; (vi) correspondent bank charges; and (vii) other general and administrative expenses.
Salaries and employee benefits include compensation, stock-based compensation, employee benefits and tax expenses for our personnel. Occupancy and equipment expense includes depreciation expense, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes expenses related to our furniture, fixtures, equipment and software. Communications expense includes costs for telephone and internet. Data processing fees include expenses paid to our third-party data processing system provider and other data service providers. Professional fees include legal, accounting, consulting and other outsourcing arrangements. Federal deposit insurance expense relates to FDIC assessments based on the level of our deposits. Correspondent bank charges include wire transfer fees, transaction fees and service charges related to transactions settled with correspondent relationships. Other general and administrative expenses include expenses associated with travel, meals, advertising, promotions, sponsorships, training, supplies, postage, insurance, board of director expenses and other expenses related to being a public company. Noninterest expenses generally increase as we grow our business.
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
Capital. Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Bank’s capital ratios at December 31, 2020 exceeded all current well capitalized regulatory requirements.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Year Ended December 31,
	2020	2019	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$79,590	$81,035	$(1,445)	(1.8)%
Interest expense	7,226	10,078	(2,852)	(28.3)%
Net interest income	72,364	70,957	1,407	2.0%
Provision for (reversal of) loan losses	742	(439)	1,181	269.0%
Net interest income after provision	71,622	71,396	226	0.3%
Noninterest income	19,177	15,754	3,423	21.7%
Noninterest expense	59,605	52,478	7,127	13.6%
Net income before income taxes	31,194	34,672	(3,478)	(10.0)%
Income tax expense	5,156	9,826	(4,670)	(47.5)%
Net income	$26,038	$24,846	$1,192	4.8%
Net income for the year ended December 31, 2020 was $26.0 million, an increase of $1.2 million, or 4.8% ,from net income of $24.8 million for the year ended December 31, 2019. The increase was primarily due to an increase of $1.4 million, or 2.0%, in net interest income, an increase of $3.4 million, or 21.7%, in noninterest income and a decrease of $4.7 million, or

47.5%, in income tax expense, partially offset by a $7.1 million or 13.6% increase in noninterest expense, all as described below.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Year Ended December 31,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$335,201	$1,639	0.49%	$389,707	$8,723	2.24%
Taxable securities	735,534	17,465	2.37%	702,215	20,161	2.87%
Tax-exempt securities(1)	193,282	6,408	3.32%	—	—	—
Loans(2)(3)	1,180,390	54,732	4.64%	943,912	51,445	5.45%
Other	13,612	692	5.08%	10,686	706	6.61%
Total interest earning assets	2,458,019	80,936	3.29%	2,046,520	81,035	3.96%
Noninterest earning assets	59,018			35,487
Total assets	$2,517,037			$2,082,007
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$213,345	$5,807	2.72%	$340,595	$7,713	2.26%
FHLB advances and other borrowings	69,352	372	0.54%	51,829	1,293	2.49%
Subordinated debentures	15,823	1,047	6.62%	15,809	1,072	6.78%
Total interest bearing liabilities	298,520	7,226	2.42%	408,233	10,078	2.47%
Noninterest bearing liabilities:
Noninterest bearing deposits	1,931,310			1,445,232
Other liabilities	21,012			13,204
Shareholders’ equity	266,195			215,338
Total liabilities and shareholders’ equity	$2,517,037			$2,082,007
Net interest spread(4)			0.87%			1.49%
Net interest income, taxable equivalent basis		$73,710			$70,957
Net interest margin(5)			3.00%			3.47%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,346)			—
Net interest income, as reported		$72,364			$70,957
________________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
(2)Loans include nonaccrual loans and loans held-for-sale, net of deferred fees and before allowance for loan losses.
(3)Interest income includes amortization of deferred loan fees, net of deferred loan costs.
(4)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.
(5)Net interest margin is a ratio calculated as net interest income, on a taxable equivalent basis, divided by average interest earning assets for the same period.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Year Ended December 31, 2020 Compared to 2019
	Change Due To		Interest Variance
	Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(1,075)	$(6,009)	$(7,084)
Taxable securities	921	(3,617)	(2,696)
Tax-exempt securities(1)	6,408	—	6,408
Loans	11,683	(8,396)	3,287
Other	169	(183)	(14)
Total interest income	18,106	(18,205)	(99)
Interest Expense:
Interest bearing deposits	(3,269)	1,363	(1,906)
FHLB advances and other borrowings	334	(1,255)	(921)
Subordinated debentures	(1)	(24)	(25)
Total interest expense	(2,936)	84	(2,852)
Net interest income, taxable equivalent basis	$21,042	$(18,289)	$2,753
______________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $2.8 million to $73.7 million for the year ended December 31, 2020 compared to $71.0 million for the year ended December 31, 2019, due to a decrease of $2.9 million in interest expense. Average total interest earning assets increased $411.5 million, or 20.1%, from $2.0 billion for the year ended December 31, 2019 to $2.5 billion for the year ended December 31, 2020. This increase was primarily due to an increase in the average balance of loans and securities. The average balance of loans increased $236.5 million, or 25.1%, due to higher balance mortgage warehouse loans driven by refinancing transactions. The average balance of securities increased $226.6 million, or 32.3%, from $702.2 million for the year ended December 31, 2019 to $928.8 million for the year ended December 31, 2020. The increase in securities was driven by the net purchases of $283.7 million in fixed-rate municipal bonds and fixed-rate commercial mortgage-backed securities. The average yield on total interest earning assets decreased from 3.96% for the year ended December 31, 2019 to 3.29% for the year ended December 31, 2020 due primarily to lower yields on interest earning deposits in other banks and, to a lesser extent, loans and securities. The lower yields were due to declines in the federal funds rate and London Interbank Offered Rate (“LIBOR”), which were partially offset by the impact of interest rate floors which were put in place during 2019.
Average interest bearing liabilities decreased $109.7 million, or 26.9%, for the year ended December 31, 2020 as compared to 2019 primarily due to a decrease in callable brokered certificates of deposit, offset slightly by an increase in FHLB borrowings. In March 2019, we implemented a hedging strategy that included purchases of interest rate floors and commercial mortgage-backed securities, primarily funded by callable brokered certificates of deposit. The callable brokered certificates of deposit were called in the second quarter of 2020 due to an increase in alternative funding and a decline in interest rates. The average rate on total interest bearing liabilities decreased to 2.42% for the year ended December 31, 2020 compared to 2.47% for 2019 primarily due to a decline in the FHLB borrowing rate partially offset by the impact of calling the remaining balance of the callable brokered certificates of deposit, which resulted in the recognition of $3.4 million of premium amortization in interest expense.
For the year ended December 31, 2020, the net interest spread was 0.87% and the net interest margin was 3.00% compared to 1.49% and 3.47%, respectively, for 2019. The decrease in the net interest spread and net interest margin in the year ended December 31, 2020 was primarily due to the impact of lower federal funds rates and LIBOR on our interest earning assets and premium expense associated with calling our brokered certificates of deposit, partially offset by the combined effects associated with the hedging strategy, which included the impacts of calling and reissuing a portion of the brokered callable certificates of deposit, along with the benefit derived from the interest rate floors.

Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses” and “—Critical Accounting Policies—Allowance for Loan Losses.”
We recorded a provision for loan losses of $0.7 million compared to a reversal of $0.4 million for the years ended December 31, 2020 and 2019, respectively. The increase in the provision for the year ended December 31, 2020 was due an increase in the overall loan balance. The net reversal for the year ended December 31, 2019 was due to improvements in qualitative factors related to the loan portfolio and the continued low charge-off rates. The allowance for loan losses to total gross loans held-for-investment was 0.92% at December 31, 2020 compared to 0.93% at December 31, 2019.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Year Ended December 31,
	2020	2019	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$2,539	$1,473	$1,066	72.4%
Service fees related to off-balance sheet deposits	78	1,637	(1,559)	(95.2)%
Deposit related fees	11,341	5,302	6,039	113.9%
Gain on sale of securities, net	3,753	724	3,029	418.4%
Gain on sale of loans, net	354	828	(474)	(57.2)%
Gain on sale of branch, net	—	5,509	(5,509)	N/M
Gain on extinguishment of debt	925	—	925	N/M
Other income	187	281	(94)	(33.5)%
Total noninterest income	$19,177	$15,754	$3,423	21.7%
________________________
N/M—Not meaningful
Noninterest income for the year ended December 31, 2020 was $19.2 million, an increase of $3.4 million, or 21.7%, compared to noninterest income of $15.8 million for the year ended December 31, 2019. This increase was primarily due to a $6.0 million increase in deposit related fees and a $3.0 million increase in gain on sale of securities, offset by a $1.6 million decrease in service fees related to off-balance sheet deposits. In addition, noninterest income for the year ended December 31, 2019 included a pre-tax gain on sale of $5.5 million for our San Marcos branch and business loan portfolio that was completed in March 2019. The $6.0 million increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative. Deposit related fees from digital currency customers for the year ended December 31, 2020 increased $6.2 million, or 126.4%, to $11.1 million compared to $4.9 million for the year ended December 31, 2019. During the year ended December 31, 2020, we sold a total of $216.4 million of securities and realized a net gain on sale of $3.8 million, compared to a total of $42.0 million in sales of securities and net gain on sale of $0.7 million during the year ended December 31, 2019. During the year ended December 31, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain of $0.9 million. Service fees related to off-balance sheet deposits decreased due to lower average balances in off-balance sheet deposit placements as a result of the decline in interest rates.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Year Ended December 31,
	2020	2019	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$36,493	$33,897	$2,596	7.7%
Occupancy and equipment	5,690	3,638	2,052	56.4%
Communications and data processing	5,406	4,607	799	17.3%
Professional services	4,460	4,605	(145)	(3.1)%
Federal deposit insurance	1,172	415	757	182.4%
Correspondent bank charges	1,533	1,191	342	28.7%
Other loan expense	326	412	(86)	(20.9)%
Other general and administrative	4,525	3,713	812	21.9%
Total noninterest expense	$59,605	$52,478	$7,127	13.6%
Noninterest expense increased $7.1 million, or 13.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increases in salaries and employee benefits, occupancy and equipment, other general and administrative, communications and data processing and federal deposit insurance expense.
The increase of $2.6 million, or 7.7%, in salaries and employee benefits was due to increased cost per full-time equivalent employee, including a $0.6 million increase in employee related stock-based compensation expense. The Company’s average full-time equivalent employees remained stable from 208 for the year ended December 31, 2019 to 210 for 2020. Occupancy and equipment increased $2.1 million, or 56.4%, due primarily to a $2.3 million impairment charge related to its leased office space and fixed assets no longer in use. Communications and data processing increased $0.8 million, or 17.3%, due primarily to continued investment to support our API-enabled SEN platform enhancements and the customer-facing foreign currency exchange platform that was launched in the fourth quarter of 2019. The increase of $0.8 million, or 182.4%, in federal deposit insurance payments was due to a rate increase driven by the growth in deposits. Other general and administrative expense increased $0.8 million, or 21.9%, due primarily to higher insurance expense.
Income Tax Expense
Income tax expense was $5.2 million for the year ended December 31, 2020 compared to $9.8 million for the year ended December 31, 2019. The decrease was primarily related to a decrease in the effective tax rate. Our effective tax rates for the years ended December 31, 2020 and 2019 were 16.5% and 28.3%, respectively. The decrease in the Company’s effective tax rate in 2020 was primarily related to an increase in excess tax benefit from stock-based compensation and tax-exempt income earned on certain municipal bonds.
Financial Condition
As of December 31, 2020, our total assets increased to $5.6 billion compared to $2.1 billion as of December 31, 2019. Shareholders’ equity increased $63.3 million, or 27.4%, to $294.3 million at December 31, 2020 compared to $231.0 million at December 31, 2019. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $132.0 million at December 31, 2019 to $2.9 billion at December 31, 2020. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank, which was earning 0.10% at December 31, 2020, compared to 1.55% at December 31, 2019. The increase in interest earning deposits was due to growth in deposits from digital currency related customers exceeding growth in total loans and securities. The majority of deposit growth occurred in the fourth quarter of 2020.
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
Our securities available-for-sale increased $41.2 million, or 4.6%, from $897.8 million at December 31, 2019 to $939.0 million at December 31, 2020. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, municipal bonds and asset backed securities. During the year ended December 31, 2020, the Company sold $216.4 million of fixed-rate commercial mortgage-backed securities and realized a gain on sale of $3.8 million. The securities sold were originally purchased as part of the hedging strategy in 2019. The proceeds from these sales were reinvested in $249.6 million of highly rated fixed-rate tax-exempt municipal bonds at higher tax-equivalent yields than the commercial mortgage-backed securities that were sold. All municipal bonds purchased are general obligation, revenue or essential purpose bonds that have call dates or maturities in less than 11 years. The municipal bonds that were purchased have similar average lives as the commercial mortgage-backed securities that were sold. Such fixed-rate investments help mitigate a decline in interest income in a declining rate environment and provide higher returns compared to lower yielding cash and cash alternatives. The Company also purchased $15.8 million of highly rated fixed-rate taxable municipal bonds and entered into a series of interest rate swaps, which are accounted for as fair value hedges, to convert the bonds from fixed to floating rate yields. In addition, the Company purchased $13.2 million of fixed-rate commercial mortgage-backed securities in March 2020.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at December 31, 2020 and the amortized cost and carrying value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
December 31, 2020
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	$—	—	$5,701	1.20%	$5,701	$5,664	1.20%
Government agency collateralized mortgage obligation	—	—	—	—	193	1.43%	197,785	0.84%	197,978	198,051	0.84%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	20,544	2.64%	20,544	20,687	2.64%
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	—	—	—	—	—	—	164,214	3.21%	164,214	182,536	3.21%
Municipal bonds:
Tax-exempt	—	—	—	—	13,828	3.15%	232,331	2.60%	246,159	270,359	2.63%
Taxable	—	—	—	—	—	—	15,307	2.72%	15,307	16,002	2.72%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	248,848	0.77%	248,848	245,716	0.77%
Total securities	—	—	—	—	$14,021	3.13%	$884,730	1.80%	$898,751	$939,015	1.82%

	December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,701	$5,664	$769	$801	$932	$957
Government agency collateralized mortgage obligation	197,978	198,051	242,203	241,918	50,888	50,300
Private-label collateralized mortgage obligation	20,544	20,687	26,346	26,500	23,988	23,945
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	—	—	23,817	22,752
Private-label collateralized mortgage obligation	164,214	182,536	364,719	377,016	—	—
Municipal bonds:	—	—
Tax-exempt	246,159	270,359	—	—	—	—
Taxable	15,307	16,002	—	—	—	—
Asset backed securities:
Government sponsored student loan pools	248,848	245,716	258,022	251,531	260,050	259,224
Securities Held-to-Maturity:
Collateralized mortgage obligations	—	—	—	—	73	72
Total securities	$898,751	$939,015	$892,059	$897,766	$359,748	$357,250
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists primarily of loans secured by real estate and mortgage warehouse loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, multi-family loans and commercial and industrial loans provide us with higher risk-adjusted returns, relatively shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our commercial real estate, multi-family real estate, and construction lending activities are primarily directed to our market area of Southern California. Our one-to-four family residential loans and warehouse loans are sourced throughout the United States. In January 2020, we began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians that are also customers of the Bank. The outstanding balance of SEN Leverage loans was $77.2 million at December 31, 2020 and is included in the commercial and industrial loan segment.

The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$187,855	25.0%	$193,367	28.9%	$190,885	32.0%	$219,855	31.6%	$220,784	32.7%
Multi-family	77,126	10.3%	81,233	12.2%	40,584	6.8%	23,958	3.4%	26,344	3.9%
Commercial	301,901	40.2%	331,052	49.6%	309,655	51.9%	346,227	49.8%	284,547	42.1%
Construction	6,272	0.8%	7,213	1.1%	3,847	0.6%	5,171	0.7%	39,529	5.9%
Commercial and industrial	78,909	10.5%	14,440	2.1%	8,586	1.4%	50,852	7.3%	40,816	6.0%
Consumer and other	162	0.0%	122	0.0%	150	0.0%	1,262	0.2%	1,321	0.2%
Reverse mortgage	1,333	0.2%	1,415	0.2%	1,742	0.3%	2,524	0.4%	4,534	0.7%
Mortgage warehouse	97,903	13.0%	39,247	5.9%	41,586	7.0%	45,718	6.6%	57,525	8.5%
Total gross loans held-for-investment	751,461	100.0%	668,089	100.0%	597,035	100.0%	695,567	100.0%	675,400	100.0%
Deferred fees, net	2,206		2,724		2,469		1,901		1,780
Total loans held-for-investment	753,667		670,813		599,504		697,468		677,180
Allowance for loan losses	(6,916)		(6,191)		(6,723)		(8,165)		(8,044)
Total net loans held-for-investment	$746,751		$664,622		$592,781		$689,303		$669,136
Loans held-for-sale	$865,961		$375,922		$350,636		$190,392		$166,986
Loans held-for-sale are comprised entirely of mortgage warehouse loans at December 31, 2020, compared to $365.8 million of the total balance at December 31, 2019. Loans held-for-sale increased significantly from December 31, 2019 due to an increase in warehouse loans driven by refinancing transactions.
The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at December 31, 2020:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	December 31, 2020
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$15	$445	$187,395	$187,855
Multi-family	1,380	41,694	34,052	77,126
Commercial	32,810	158,185	110,906	301,901
Construction	3,590	2,682	—	6,272
Commercial and industrial	4,909	74,000	—	78,909
Consumer and other	162	—	—	162
Reverse mortgage	—	—	1,333	1,333
Mortgage warehouse	97,903	—	—	97,903
Total gross loans held-for-investment	$140,769	$277,006	$333,686	$751,461
Amounts with fixed rates	$118,895	$264,172	$48,603	$431,670
Amounts with floating rates	$21,874	$12,834	$285,083	$319,791
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
Nonperforming loans decreased to $5.0 million, or 0.66% of total loans, at December 31, 2020 compared to $5.9 million, or 0.88% of total loans, at December 31, 2019. The decrease in nonperforming loans during the year ended December 31, 2020 was primarily due to loan principal repayments on nonperforming commercial and industrial loans and payoffs on one-to-four family real estate loans.
Total nonperforming assets were $5.0 million and $6.0 million at December 31, 2020 and 2019, respectively, or 0.09% and 0.28%, respectively, of total assets.
The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$4,113	$3,963	$3,062	$2,652	$2,500
Commercial	—	—	422	—	—
Commercial and industrial	—	1,098	3,596	—	177
Reverse mortgage	869	848	1,223	1,858	2,250
Accruing loans 90 or more days past due	—	—	—	—	199
Total gross nonperforming loans	4,982	5,909	8,303	4,510	5,126
Other real estate owned, net	—	128	31	2,308	562
Total nonperforming assets	$4,982	$6,037	$8,334	$6,818	$5,688
Ratio of nonperforming loans to total loans(1)	0.66%	0.88%	1.39%	0.65%	0.76%
Ratio of nonperforming assets to total assets	0.09%	0.28%	0.42%	0.36%	0.58%

Troubled debt restructurings:
Restructured loans-nonaccrual	$961	$1,202	$301	$424	$903
Restructured loans-accruing	564	589	213	168	41
Total troubled debt restructurings	$1,525	$1,791	$514	$592	$944
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus as a pandemic. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain. The following is a summary of the impact and potential effects of COVID-19 on the Company’s loan portfolio.
At December 31, 2020, our gross loans held-for-investment portfolio was $751.5 million, with its largest segments consisting of commercial real estate and one-to-four-family residential real estate loans. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, our relatively low to moderate loan-to-value ratios provide a lower probability of loss in the event of defaults in our loan portfolio. We will continue to monitor trends in our loan portfolio segments for any known or probable adverse conditions with an emphasis on our retail and hospitality loans within our commercial real estate loan portfolio.
Additional information at December 31, 2020 related to our loan segments, including the weighted average loan-to-values for our real estate portfolio, is set forth below. Weighted average loan-to-value ratios are based on current loan balances and appraised values obtained either at loan origination or based on a more current updated appraisal.

	December 31, 2020
	Loan Balance At Period End	Weighted Average Loan-to-Value	Percentage of Loan Portfolio Balance

	(Dollars in thousands)
Loan Segment:
Real estate loans:
One-to-four family	$187,855	54%	25.0%
Multi-family	77,126	51%	10.3%
Commercial industry sectors:
Retail	82,131	54%	10.9%
Hospitality	46,213	44%	6.2%
Office	49,628	63%	6.6%
Industrial	75,437	61%	10.0%
Other	48,492	44%	6.5%
Total Commercial	301,901	54%	40.2%
Construction	6,272	59%	0.8%
Other	80,404	N/A	10.7%
Mortgage warehouse	97,903	N/A	13.0%
Total gross loans held-for-investment	$751,461	N/A	100.0%
In April 2020, we implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. The program was offered to borrowers to modify their existing loans to temporarily defer principal and/or interest payments for a specified period of time, extend loan maturity dates and/or waive certain loan covenants. Deferred payments may be extended for continued hardship, on a case by case basis, for up to twelve months where COVID-19 related issues continue to persist. Due to the fluid nature of COVID-19, this program has been evolving in order to provide maximum relief to bank borrowers. The majority of short-term loan modifications for commercial real estate loan borrowers consist of deferred payments which may include principal, interest and escrow. Deferred interest is capitalized to the loan balance and deferred principal is added to the maturity or payoff date. For one-to-four family residential real estate loans, the majority of short-term modifications consist of deferring full monthly payments of principal, interest and escrow, with deferred payments due at maturity or payoff of the loan. Loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification for the months of payment deferrals. Borrowers considered current are those that are less than 30 days past due on their modified contractual payments.
During the year ended December 31, 2020, we modified a total of 55 loans representing $143.5 million in loan balances, or 19.1% of total gross loans held-for-investment as of December 31, 2020. The two sectors within our commercial real estate loan portfolio that are expected to be most heavily impacted by COVID-19, retail and hospitality, made up $91.3 million of these modifications. The majority of loans modified under these programs were maintained on accrual status during the deferral period. Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The Company elected to adopt the provisions of the CARES Act for modifications that meet the requirements described above. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement.

As of December 31, 2020, the remaining loans in deferral due to COVID-19 are as follows:

	Loan Balance At Period End	Percentage of Loan Portfolio Balance

	(Dollars in thousands)
COVID-19 related modifications:
Real estate loans:
One-to-four family	$6,185	0.8%
Retail	10,368	1.4%
Hospitality	39,544	5.3%
Office	7,767	1.0%
Total commercial	57,679	7.7%
Total modifications outstanding	$63,864	8.5%
Loans Grading
From a credit risk standpoint, we grade watchlist and problem loans into one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits regularly. Ratings are adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). The Bank uses the following definitions for risk ratings:
•Pass. Loans in all classes that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.
•Special Mention. A special mention loan has potential weaknesses deserving of management’s close attention. If uncorrected, such weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date.
•Substandard. A substandard loan is inadequately protected by the current financial condition and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if deficiencies are not corrected.
•Doubtful. A doubtful loan has all weaknesses inherent in one classified as substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of existing facts, conditions, and values, highly questionable and improbable.
•Loss. Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Consumer and other	162	—	—	—	162
Reverse mortgage	464	—	869	—	1,333
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089
Loan Reviews and Problem Loan Management
Our credit administration staff conducts meetings at least four times a year to review asset quality and loan delinquencies. The Bank’s Loan Portfolio Management Procedure prescribes loan review frequency and scope through a risk-based approach that considers loan amount, type, risk rating and payment status. Individual loan reviews encompass a loan’s payment status and history, current and projected paying capacity of the borrower and/or guarantor(s), current condition and estimated value of any collateral, sufficiency of credit and collateral documentation, and compliance with Bank and regulatory lending standards. Loan reviewers assign an overall loan risk rating from one of the Bank’s loan rating categories and prepare a written report summarizing the review.
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

Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as troubled debt restructurings, or TDRs. As of December 31, 2020, the Company held seven loans totaling $1.5 million that were TDRs, compared to nine loans totaling $1.8 million at December 31, 2019.
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
In reviewing our loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:
•For residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt-to-income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral;
•For commercial and multi-family mortgage loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;
•For construction loans, the perceived feasibility of the project including the ability to sell improvements constructed for resale, the quality and nature of contracts for presale, if any, experience and ability of the builder, loan-to-cost ratio and loan-to-value ratio;
•For commercial and industrial loans, the debt service coverage ratio (income from the business exceeding operating expenses compared to loan repayment requirements), the operating results of the commercial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; risks related to new product offerings such as loans secured by bitcoin and the volatility of this particular collateral type; and
•For mortgage warehouse loans held-for-investment, despite our negligible loss history, we provide a loss allowance factor subject to quarterly adjustment. Mortgage warehouse loans held-for-sale are not subject to any loan loss allowance and are recorded at lower of cost or fair market value.

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,191	$6,723	$8,165	$8,044	$6,900
Charge-offs:
Real estate:
One-to-four family	17	93	6	53	—
Commercial and industrial	—	—	—	83	6
Reverse mortgage	—	—	—	—	5
Mortgage warehouse	—	—	—	76	—
Total charge-offs	17	93	6	212	11
Recoveries:
Real estate:
One-to-four family	—	—	(10)	(49)	—
Commercial and industrial	—	—	(80)	(6)	—
Reverse mortgage	—	—	(1)	(1)	(19)
Mortgage warehouse	—	—	—	(15)	—
Total recoveries	—	—	(91)	(71)	(19)
Net charge-offs (recoveries)	17	93	(85)	141	(8)
Provision for (reversal of) loan losses	742	(439)	(1,527)	262	1,136
Allowance for loan losses at period end	$6,916	$6,191	$6,723	$8,165	$8,044

Total gross loans outstanding (end of period)	$751,461	$668,089	$597,035	$695,567	$675,400
Average loans outstanding	$720,960	$660,092	$687,257	$673,922	$649,234

Allowance for loan losses to period end loans	0.92%	0.93%	1.13%	1.17%	1.19%
Net charge-offs (recoveries) to average loans	0.00%	0.01%	(0.01)%	0.02%	0.00%
Our allowance for loan losses at December 31, 2020 and 2019 was $6.9 million and $6.2 million, respectively, or 0.92% and 0.93% of loans for each respective period-end. The increase in the allowance was due to an overall increase in the loan balance. The decrease in the ratio of the allowance for loan losses to gross loans held-for-investment from December 31, 2019 was due to the change in mix of our loan segments.
We had $17,000 in charge-offs for the year ended December 31, 2020 and no recoveries compared to charge-offs of $93,000 and no recoveries for the year ended December 31, 2019.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,245	0.17%	$2,051	0.31%	$1,848	0.31%	$1,991	0.29%	2,046	0.30%
Multi-family	878	0.12%	653	0.10%	483	0.08%	226	0.03%	271	0.04%
Commercial	1,810	0.24%	2,791	0.41%	3,854	0.65%	4,711	0.68%	3,624	0.54%
Construction	590	0.08%	96	0.01%	98	0.02%	140	0.02%	1,082	0.16%
Commercial and industrial	1,931	0.24%	312	0.05%	156	0.03%	677	0.10%	612	0.09%
Consumer and other	—	0.00%	1	0.00%	1	0.00%	18	0.00%	18	0.00%
Reverse mortgage	39	0.01%	37	0.01%	54	0.01%	41	0.00%	75	0.01%
Mortgage warehouse	423	0.06%	250	0.04%	229	0.04%	361	0.05%	316	0.05%
Total allowance for loan losses	$6,916	0.92%	$6,191	0.93%	$6,723	1.13%	$8,165	1.17%	8,044	1.19%
________________________
(1)Loan amount as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers. Deposits increased $3.4 billion, or 189.2%, to $5.2 billion at December 31, 2020 compared to $1.8 billion at December 31, 2019. Noninterest bearing deposits totaled $5.1 billion (representing approximately 97.8% of total deposits) at December 31, 2020, compared to $1.3 billion (representing approximately 74.0% of total deposits) at December 31, 2019. At December 31, 2020, deposits by foreign depositors amounted to $1.4 billion, or 27.6% of total deposits, compared to $481.5 million, or 26.5% of total deposits, at December 31, 2019. The increase in total deposits from the prior year was driven by an increase in deposits from digital currency related customers, with elevated client activity evidenced by the record volume of SEN transactions during the year. The increase in deposits was slightly offset by a $322.4 million decrease in our callable brokered certificates of deposit which were called during the year ended December 31, 2020.
The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	December 31, 2020		December 31, 2019
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	76	$2,479	60	$527
Institutional investors	607	1,811	509	432
Other customers	286	749	235	286
Total	969	$5,039	804	$1,246
________________________
(1)Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.27% and 0.32%, respectively, for the year ended December 31, 2020 as compared to 0.43% and 0.54%, respectively, for the year ended December 31, 2019. The decrease in the weighted average cost of deposits compared to the prior period was driven by the higher average balance of noninterest bearing deposits and lower rates on interest bearing deposits and borrowings partially offset by the acceleration of the $3.4 million premium amortization expense recognized during the year ended December 31, 2020 from calling the brokered certificates of deposits, as discussed in “—Results of Operations—Net Interest Income and Net Interest Margin Analysis” above.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Year Ended December 31,
	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$1,931,310	—	$1,445,232	—	$1,554,852	—
Interest bearing accounts:
Interest bearing demand accounts	44,991	0.14%	49,052	0.14%	53,627	0.14%
Money market and savings accounts	71,432	0.46%	90,551	0.87%	146,055	0.59%
Certificates of deposit:
Brokered certificates of deposit	95,611	5.65%	187,966	3.54%	—	—
Other	1,311	0.92%	13,026	1.49%	58,901	1.45%
Total interest bearing deposits	213,345	2.72%	340,595	2.26%	258,583	0.69%
Total deposits	$2,144,655	0.27%	$1,785,827	0.43%	$1,813,435	0.10%
The following table presents the maturities of our certificates of deposit as of December 31, 2020:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$164	$—	$—	$306	$470
Less than $100,000	69	41	53	211	374
Total	$233	$41	$53	$517	$844
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2020, approximately $1.5 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2020, we had no outstanding FHLB advances and had $893.0 million in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Amount outstanding at period-end	—	$49,000	—
Weighted average interest rate at period-end	—	1.66%	—
Maximum month-end balance during the period	$360,000	$218,000	$15,000
Average balance outstanding during the period	$68,522	$28,205	$1,274
Weighted average interest rate during the period	0.50%	1.94%	1.49%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $4.8 million as of December 31, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of December 31, 2020.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At December 31, 2020, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At December 31, 2020, the interest rate for the Company’s next scheduled payment was 4.06%, based on six-month LIBOR of 0.31%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At December 31, 2020, the interest rate for the Company’s next scheduled payment was 2.07%, based on three-month LIBOR of 0.22%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At December 31, 2020, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $68.0 million with other correspondent banks.
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
We maintain high levels of liquidity for our customers who operate in the digital currency industry, as these deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control. As a result, our investment portfolio is comprised primarily of mortgage-backed securities backed by government-sponsored entities, collateralized mortgage obligations, municipal bonds and asset-backed securities.
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
The movement of funds on our balance sheet among different SEN deposit customers does not reduce the Bank’s deposits and thus does not result in liquidity issues or require any borrowing by the Company or the Bank. In addition, to the extent that SEN participants fully withdraw funds from the Bank, no material liquidity issues or borrowing needs would arise since the majority of SEN participants deposits are held in liquid assets, such as available-for-sale securities and cash, or used to fund short-term mortgage warehouse loans.
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. As of December 31, 2020, we had $893.0 million of available borrowing capacity from the FHLB, $4.8 million of available borrowing capacity from the FRB and available lines of credit of $68.0 million with other correspondent banks. Cash and cash equivalents at December 31, 2020 were $3.0 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $63.3 million to $294.3 million at December 31, 2020 compared to $231.0 million at December 31, 2019. The increase in shareholders’ equity was primarily due to net income for the year ended December 31, 2020, which amounted to $26.0 million, and an increase in accumulated other comprehensive income of $39.6 million. The increase in accumulated other comprehensive income was primarily due to unrealized gains on derivatives purchased in connection with our hedging strategy and unrealized gains on our available-for-sale securities portfolio.
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
As of December 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations at December 31, 2020.

CONTRACTUAL OBLIGATIONS

	Due in 1 Year or Less	Due After 1 Through 3 Years	Due After 3 Through 5 Years	Due After 5 Years	Total

	(Dollars in thousands)
December 31, 2020
Subordinated debt	$—	$—	$—	$15,831	$15,831
Operating leases	1,748	1,789	—	—	3,537
Certificates of deposit $100,000 or more	164	306	—	—	470
Certificates of deposit less than $100,000	163	194	17	—	374
Total	$2,075	$2,289	$17	$15,831	$20,212

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

CREDIT EXTENSION COMMITMENTS

	As of December 31,
	2020	2019	2018

	(Dollars in thousands)
Unfunded lines of credit	$49,487	$47,433	$71,398
Letters of credit	133	655	10
Total credit extension commitments	$49,620	$48,088	$71,408
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
A loan is considered impaired when full payment under the loan terms is not expected. Impairment is evaluated on an individual loan basis for all loans that meet the criteria for specifically evaluated impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net of the present value of estimated future cash flows using the loan’s original effective rate or at the fair value of collateral less estimated costs to sell if repayment is expected solely from the collateral. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Large groups of smaller-balance homogeneous loans such as residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management considered the significance of payment delays on a case by case basis, taking into consideration all the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to principal and interest owed.
Fair Value Measurement. The Company measures and presents fair values in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, that defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. This standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.
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
Exposure to interest rates is managed by structuring the balance sheet in a ‘business as usual’ or ‘base case’ scenario. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We hedge interest rate risk by utilizing interest rate floors, interest rate caps and interest rate swaps. The interest rate floors hedge our cash and securities, the interest rate caps hedge our subordinated debentures and the interest rate swaps hedge our taxable municipal bonds. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

	(Dollars in thousands)
December 31, 2020
Assets
Interest earning assets
Loans(1)	$1,086,941	$54,812	$184,144	$1,325,897	$293,731	$1,619,628
Securities(2)	434,481	3,167	14,661	452,309	501,557	953,866
Interest earning deposits in other banks	2,938,375	1,751	1,275	2,941,401	4,281	2,945,682
Total earning assets	$4,459,797	$59,730	$200,080	$4,719,607	$799,569	$5,519,176
Liabilities
Interest bearing liabilities
Interest bearing deposits	$113,250	$—	$—	$113,250	$353	$113,603
Certificates of deposit	43	190	93	326	518	844
Total interest bearing deposits	113,293	190	93	113,576	871	114,447
Total interest bearing liabilities	$113,293	$190	$93	$113,576	$871	$114,447
Period gap	$4,346,504	$59,540	$199,987	$4,606,031	$798,698	$5,404,729
Cumulative gap	$4,346,504	$4,406,044	$4,606,031	$4,606,031	$5,404,729
Ratio of cumulative gap to total earning assets	78.75%	79.83%	83.46%	83.46%	97.93%
________________________
(1)Includes loans held-for-sale.
(2)Includes FHLB and FRB stock.
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

The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2020.

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2020	(7.19)%	0.00%	48.19%	96.66%	147.04%
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
The following table illustrates the results of our EVE analysis as of December 31, 2020.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2020	(47.98)%	0.00%	54.49%	101.48%	144.40%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Silvergate Capital Corporation
La Jolla, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvergate Capital Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Costa Mesa, California
March 8, 2021

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$16,405	$1,579
Interest earning deposits in other banks	2,945,682	132,025
Cash and cash equivalents	2,962,087	133,604
Securities available-for-sale, at fair value	939,015	897,766
Loans held-for-sale, at lower of cost or fair value	865,961	375,922
Loans held-for-investment, net of allowance for loan losses of $6,916 and $6,191 at December 31, 2020 and 2019, respectively	746,751	664,622
Federal home loan and federal reserve bank stock, at cost	14,851	10,264
Accrued interest receivable	8,698	5,950
Premises and equipment, net	2,072	3,259
Derivative assets	31,104	23,440
Other assets	15,696	13,300
Total assets	$5,586,235	$2,128,127
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$5,133,579	$1,343,667
Interest bearing accounts	114,447	470,987
Total deposits	5,248,026	1,814,654
Federal home loan bank advances	—	49,000
Subordinated debentures, net and other	15,831	19,530
Accrued expenses and other liabilities	28,079	13,907
Total liabilities	5,291,936	1,897,091
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at December 31, 2020 and 2019	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 18,770 and 17,775 shares issued and outstanding at December 31, 2020 and 2019, respectively	188	178
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 64 and 893 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	9
Additional paid-in capital	129,726	132,138
Retained earnings	118,348	92,310
Accumulated other comprehensive income	46,036	6,401
Total shareholders’ equity	294,299	231,036
Total liabilities and shareholders’ equity	$5,586,235	$2,128,127
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019
Interest income
Loans, including fees	$54,732	$51,445
Taxable securities	17,465	20,161
Tax-exempt securities	5,062	—
Other interest earning assets	1,639	8,723
Dividends and other	692	706
Total interest income	79,590	81,035
Interest expense
Deposits	5,807	7,713
Federal home loan bank advances	336	546
Notes payable and other	36	747
Subordinated debentures	1,047	1,072
Total interest expense	7,226	10,078
Net interest income before provision for loan losses	72,364	70,957
Provision for (reversal of) loan losses	742	(439)
Net interest income after provision for loan losses	71,622	71,396
Noninterest income
Mortgage warehouse fee income	2,539	1,473
Service fees related to off-balance sheet deposits	78	1,637
Deposit related fees	11,341	5,302
Gain on sale of securities, net	3,753	724
Gain on sale of loans, net	354	828
Gain on sale of branch, net	—	5,509
Gain on extinguishment of debt	925	—
Other income	187	281
Total noninterest income	19,177	15,754
Noninterest expense
Salaries and employee benefits	36,493	33,897
Occupancy and equipment	5,690	3,638
Communications and data processing	5,406	4,607
Professional services	4,460	4,605
Federal deposit insurance	1,172	415
Correspondent bank charges	1,533	1,191
Other loan expense	326	412
Other general and administrative	4,525	3,713
Total noninterest expense	59,605	52,478
Income before income taxes	31,194	34,672
Income tax expense	5,156	9,826
Net income	$26,038	$24,846
Basic earnings per share	$1.39	$1.38
Diluted earnings per share	$1.36	$1.35
Weighted average shares outstanding:
Basic	18,691	17,957
Diluted	19,177	18,385
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2020	2019
Net income	$26,038	$24,846
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities	38,310	8,928
Less: Reclassification adjustment for net gain included in net income	(3,753)	(724)
Income tax effect	(9,670)	(2,348)
Unrealized gain on available-for-sale securities, net of tax	24,887	5,856
Change in net unrealized gain on derivative assets	22,186	3,653
Less: Reclassification adjustment for net gain included in net income	(1,713)	—
Income tax effect	(5,725)	(1,047)
Unrealized gain on derivative instruments, net of tax	14,748	2,606
Other comprehensive income	39,635	8,462
Total comprehensive income	$65,673	$33,308
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	16,628,941	$166	1,189,548	$12	$125,665	$67,464	$(2,061)	$191,246
Total comprehensive income, net of tax	—	—	—	—	—	24,846	8,462	33,308
Net proceeds from stock issuance	824,605	8	—	—	6,454	—	—	6,462
Repurchase of common stock	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	296,712	3	(296,712)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	177	—	—	177
Exercise of stock options, net of shares withheld for employee taxes	24,902	1	—	—	(158)	—	—	(157)
Balance at December 31, 2019	17,775,160	178	892,836	9	132,138	92,310	6,401	231,036
Total comprehensive income, net of tax	—	—	—	—	—	26,038	39,635	65,673
Conversion of Class B common stock to Class A common stock	828,639	8	(828,639)	(8)	—	—	—	—
Stock-based compensation	—	—	—	—	884	—	—	884
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	165,972	2	—	—	(3,296)	—	—	(3,294)
Balance at December 31, 2020	18,769,771	$188	64,197	$1	$129,726	$118,348	$46,036	$294,299
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$26,038	$24,846
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,584	2,673
Amortization of securities premiums and discounts, net	3,890	1,993
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	825	938
Stock-based compensation	884	177
Provision for (reversal of) loan losses	742	(439)
Originations/purchases of loans held-for-sale	(7,728,152)	(3,424,898)
Proceeds from sales of loans held-for-sale	7,227,762	3,277,954
Gain on sale of branch, net	—	(5,509)
Other gains, net	(8,684)	(520)
Other, net	(70)	474
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(6,779)	(1,223)
Accrued expenses and other liabilities	(1,354)	(3,328)
Net cash used in operating activities	(479,314)	(126,862)
Cash flows from investing activities
Purchases of securities available-for-sale	(283,706)	(600,657)
Proceeds from sale of securities available-for-sale	216,355	42,005
Proceeds from paydowns and maturities of securities available-for-sale	58,769	24,316
Loan originations/purchases and payments, net	(109,442)	(130,119)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	36,400	64,416
Purchase of federal home loan and federal reserve bank stock, net	(4,587)	(603)
Purchase of premises and equipment	(916)	(1,213)
Proceeds from sale of branch, net of cash	—	47,390
Proceeds from (purchases of) derivative contracts, net	16,372	(20,165)
Other, net	173	129
Net cash used in investing activities	(70,582)	(574,501)
Cash flows from financing activities
Net change in noninterest bearing deposits	3,789,913	(195,503)
Net change in interest bearing deposits	(356,541)	301,603
Net change in federal home loan bank advances	(48,075)	49,000
Payments made on notes payable	(3,714)	(1,143)
Proceeds from common stock issuance, net	—	6,462
Proceeds from stock option exercise	41	—
Taxes paid related to net share settlement of equity awards	(3,335)	(157)
Other, net	90	285
Net cash provided by financing activities	3,378,379	160,547
Net increase (decrease) in cash and cash equivalents	2,828,483	(540,816)
Cash and cash equivalents, beginning of period	133,604	674,420
Cash and cash equivalents, end of period	$2,962,087	$133,604
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Year Ended December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$7,526	$9,969
Income taxes paid	5,965	8,462
Supplemental noncash disclosures:
Loans held-for-investment transferred to loans held-for-sale	$30,792	$71,713
Loans held-for-sale transferred to loans held-for-investment	5,098	14,313
Loans transferred to other real estate owned	51	403
Right-of-use assets obtained in exchange for new operating lease liabilities	—	6,599
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
The Company’s assets consist primarily of its investment in the Bank and its primary activities are conducted through the Bank. The Bank was incorporated in 1987 and commenced business in 1988 under the California Financial Code as an industrial bank. In February 2009 the Bank converted its charter to a California commercial bank, which gave it the added authority to accept demand deposits. The Company is a registered bank holding company that is subject to supervision by the Board of Governors of the Federal Reserve (“Federal Reserve”). The Bank is subject to regulation by the California Department of Financial Protection and Innovation, Division of Financial Institutions (“DFPI”), and, as a Federal Reserve member bank since 2012, the Federal Reserve Bank of San Francisco (“FRB”). The Bank’s deposits are insured up to legal limits by the Federal Deposit Insurance Corporation (“FDIC”).
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. The Bank’s client base is diverse and consists of business and individual clients in California and other states and includes digital currency related customers in the United States and internationally. Following the Bank’s 2009 conversion from an industrial bank to a commercial bank the Company began introducing an expanded array of relationship-oriented business products and services, which in the past five years has been significantly augmented by their digital currency initiative. Commercial real estate lending activities are concentrated in California, and the Company has a nationwide focus in mortgage warehouse lending and even broader international reach with respect to deposit and cash management services for digital currency related businesses. Beginning in July 2020, the Bank ceased issuing purchase commitments for residential real estate loans through its former correspondent lending unit but continue to service existing loans currently on the balance sheet. In the past, the Bank has also purchased reverse mortgage loans to individuals and has been approved by the Federal Housing Administration (“FHA”) to participate in its administered programs.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the accompanying notes, as well as the reported amounts of revenue and expense during the reporting period. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Management evaluates estimates on an ongoing basis including the economic impact of Coronavirus Disease 2019 (or “COVID-19”). Actual results could materially differ from those estimates under different assumptions or conditions.
The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of the Company.

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest earning deposits in other banks. Cash and due from banks consist of federal funds sold and other short-term investments with original maturities of three months or less. The Company maintains amounts due from Banks which exceed federally insured limits. The Company has not experienced any losses in such accounts. Net cash flows are reported for customer loan and deposit transactions. Interest earning deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits.
Securities
Management determines the appropriate classification of securities at the time of purchase. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value, with unrealized gains or losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity in accumulated other comprehensive income. Interest income is recognized under the interest method and includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized or accreted based on a level yield methodology, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Realized gains or losses on the sale of securities are determined using the specific identification method and are recorded on settlement date. Securities classified as available-for-sale include securities that management intends to use as part of its asset / liability management strategy and may be sold to provide liquidity in response to changes in interest rates, prepayment risk, or other related factors. Securities classified as held-to-maturity are carried at amortized cost when management has the positive intent to hold the securities to maturity.
Management evaluates securities for other than temporary impairment (OTTI) on a monthly basis. Management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as: current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends, the quality of any credit enhancement and the value of any underlying collateral.
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
Nonrefundable loan fees and certain direct costs associated with the origination of loans are deferred and recognized as an adjustment to interest income over the contractual life of the loans using the level yield method, without anticipating prepayments, or straight-lined for loans with revolving features such as construction loans or lines of credit. The accretion of loan fees and costs is discontinued on nonaccrual loans.
In addition to originating loans, the Company may, from time to time, purchases individual loans and groups of loans. For those purchased loans that management intends to hold for the foreseeable future or until maturity, the purchase premiums and discounts are amortized or accreted using the effective interest method over the remaining contractual life of the loan or straight-lined to their estimated termination for loans with revolving features such as reverse mortgages.

Nonaccrual Loans
Loans are placed on nonaccrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become 90 or more days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of the principal or interest is considered doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected, which is typically after six months of continuous on time payments.
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
The general component covers loans that are collectively evaluated for impairment and loans that are not individually identified for impairment evaluation. The general component is based on historical loss experience adjusted for current factors and includes actual loss history experienced for the preceding rolling twelve-year period or less, if twelve years of data is not available. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels and trends in delinquencies and impaired loans (including TDRs); levels and trends in charge-offs and recoveries, trends in volumes and terms of loans; migration of loans to the classification of special mention, substandard, or doubtful; effects of any change in risk selection and underwriting standards; other changes in lending policies and procedures; national and local economic trends and conditions; and effects of changes in credit concentrations.
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
A loan is considered impaired when full payment under the loan terms is not expected. Impairment is evaluated on an individual loan basis for all loans that meet the criteria for specifically evaluated impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net of the present value of estimated future cash flows using the loan’s original effective rate or at the fair value of collateral less estimated costs to sell if repayment is expected solely from the collateral. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Large groups of smaller-balance homogeneous loans such as residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management considered the significance of payment delays on a case by case basis, taking into consideration all the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to principal and interest owed.
Troubled Debt Restructurings
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Section 4013 of the CARES Act specified that any COVID-19 related modifications made between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the president and the loan was current as of December 31, 2019, are not TDRs. The Company elected to adopt these provisions of the CARES Act for modifications that meet the requirements described above.
On April 7, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 310-40, “Receivables—Troubled Debt Restructurings by Creditors” apply to certain COVID-19-related modifications. In accordance with this guidance, these short-term modifications made to a borrower affected by the COVID-19 do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. If the loan modification was eligible under the interagency statement criteria, the Company did not consider these modifications as a TDR.
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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Depreciation of equipment, furniture, and automobiles is charged to operating expense over the estimated useful lives of the assets on a straight-line basis. The estimated useful lives of equipment, furniture, and automobiles range from three to ten years. Software is stated at cost less accumulated amortization. Amortization of software is computed on a straight-line basis over the shorter of the estimated useful life of the software or contract, and this period is typically three to five years.
Cloud Computing Arrangements
The Company capitalizes software license fees and implementation costs related to hosting arrangements that are service contracts. Implementation costs incurred in a cloud computing arrangement are deferred and amortized on a straight-line basis over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which exercise of the renewal option is controlled by the cloud service provider. Implementation costs associated with cloud computing arrangements are recorded in “Other assets” on the Company's consolidated statements of financial condition. The Company's capitalized costs associated with cloud computing arrangements totaled $2.4 million and $2.0 million at December 31, 2020 and 2019, respectively. Total amortization for hosting arrangements for the years ended December 31, 2020 and 2019 was $0.5 million and $65,000, respectively.
Loan Commitments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Derivative Financial Instruments
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intention and belief as the likely effectiveness as a hedge. These three types are (1) a hedge of fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand alone derivative”). For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects the earnings. The changes in fair value of derivatives that do not qualify for hedge accounting are reported in current earnings, as noninterest income.
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
The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in fair values or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligation under the agreements. All the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business. The Company has elected to not offset fair value amounts and present derivative assets and liabilities on a gross basis in the statement of financial condition.
Low Income Housing Tax Credit Investment
The Company has invested in a limited partnership that was formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout California. The investment is accounted for using the equity method of accounting. The partnership must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. At December 31, 2020 and 2019, the balance of the investment for qualified housing projects was $0.9 million and $1.0 million, respectively.
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
The Company accounts for uncertainty in tax positions taken or expected to be taken on a tax return in accordance with FASB ASC Topic 740, Accounting for Income Taxes, and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties, if any, related to uncertain tax positions are recorded as part of income tax expense.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, that generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, restricted stock or other equity instruments, based on the grant date fair value of those awards. Compensation cost is recognized for awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.
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
Revenue Recognition
On January 1, 2018, the Company adopted FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), which establishes a single framework for recognizing revenue from contracts with customers that fall within its scope. The core principle of the guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
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
Recently Issued Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued Accounting Standards Update (or “ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, such as the Company to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively and for existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company operationalized an initial CECL model during the second quarter of 2019 and is running this preliminary CECL model alongside the existing incurred loss methodology. The Company intends to continue to refine and run the model until the expected adoption date on January 1, 2023. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (or “ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate (or “LIBOR”) or other interbank offered rate (reference rates) on financial reporting. In the fourth quarter of 2020 the Office of the Comptroller of the Currency, amongst others, announced that the overnight and one, three, six and twelve month USD LIBOR will be discontinued on June 30, 2023. It was originally expected that LIBOR would be discontinued by the end of 2021. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. In January 2020, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 to include derivative instruments impacted by discounting transition. The Company has created a subcommittee of the Asset Liability Management Committee to address the LIBOR transition and phase-out issues. The Company has identified its LIBOR-based contracts that will be impacted by the transition away from of LIBOR, and is incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. The Company is evaluating the impact that ASU 2020-04 will have on those financial assets where LIBOR is used as an index rate.
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.

Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,701	$18	$(55)	$5,664
Government agency collateralized mortgage obligation	197,978	371	(298)	198,051
Private-label collateralized mortgage obligation	20,544	399	(256)	20,687
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,214	18,322	—	182,536
Municipal bonds:
Tax-exempt	246,159	24,200	—	270,359
Taxable	15,307	695	—	16,002
Asset backed securities:
Government sponsored student loan pools	248,848	17	(3,149)	245,716
	$898,751	$44,022	$(3,758)	$939,015

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$769	$32	$—	$801
Government agency collateralized mortgage obligation	242,203	552	(837)	241,918
Private-label collateralized mortgage obligation	26,346	352	(198)	26,500
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	364,719	12,474	(177)	377,016
Asset backed securities:
Government sponsored student loan pools	258,022	—	(6,491)	251,531
	$892,059	$13,410	$(7,703)	$897,766
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of December 31, 2020 and 2019.
At December 31, 2020, the total fair value of securities issued by three individual issuers, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $118.1 million.

Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,165	$(55)	$—	$—	$5,165	$(55)
Government agency collateralized mortgage obligation	120,912	(172)	56,976	(126)	177,888	(298)
Private-label collateralized mortgage obligation	290	(7)	9,950	(249)	10,240	(256)
Asset backed securities:
Government sponsored student loan pools	—	—	240,825	(3,149)	240,825	(3,149)
	$126,367	$(234)	$307,751	$(3,524)	$434,118	$(3,758)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2019
Residential mortgage-backed securities:
Government agency collateralized mortgage obligation	$143,633	$(785)	$15,794	$(52)	$159,427	$(837)
Private-label collateralized mortgage obligation	59	(1)	15,168	(197)	15,227	(198)
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	13,142	(177)	—	—	13,142	(177)
Asset backed securities:
Government sponsored student loan pools	62,938	(1,317)	188,593	(5,174)	251,531	(6,491)
	$219,772	$(2,280)	$219,555	$(5,423)	$439,327	$(7,703)
As indicated in the tables above, as of December 31, 2020, the Company’s investment securities had gross unrealized losses totaling approximately $3.8 million, compared to approximately $7.7 million at December 31, 2019. The Company analyzed all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. In addition, the Company has contracted with third party companies to perform independent cash flow analyses of its securities portfolio as needed. The unrealized losses on government sponsored student loan pools are due primarily to increased credit spreads as of December 31, 2020. The Company has an adequate amount of credit enhancement and government assurance to cover any expected losses at this time. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at December 31, 2020 or December 31, 2019. Management continues to expect to recover the adjusted amortized cost basis of all bonds.
As of December 31, 2020, the Company had 30 securities whose estimated fair value declined 0.86% from the Company’s amortized cost; at December 31, 2019, the Company had 33 securities whose estimated fair value declined 1.72% from the Company’s amortized cost. Market liquidity concerns associated with COVID-19 impacted unrealized losses in 2020.

Unrealized losses associated with market liquidity concerns as a result of COVID-19 are not expected to remain constant in the future, however, unrecognized losses will continue to vary with general market interest rate fluctuations. The Company’s securities that have a decline in fair value is due to widened credit spreads and changes in market interest rates since the purchase dates. Current declines in fair values are expected to recover as the securities approach their respective maturity dates Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
For the year ended December 31, 2020 the Company received $216.4 million in proceeds, recognized $4.7 million in gains and $0.9 million in losses on sales of available for sale securities. For the year ended December 31, 2019 the Company received $42.0 million in proceeds, recognized $0.9 million in gains and $0.2 million in losses on sales of securities. The tax expense related to the net realized gains and losses were $1.3 million and $0.2 million for the years ended December 31, 2020 and 2019 respectively.
There were no credit losses associated with our securities portfolio recognized in earnings for the years ended December 31, 2020 and 2019.
The amortized cost and estimated fair value of investment securities as of the periods presented by contractual maturity are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the following table, the entire outstanding balance of residential and commercial mortgage-backed securities is categorized based on the final maturity date.

	December 31,
	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$—	$—	$—	$—
After one year through five years	—	—	—	—
After five years through ten years	14,021	15,694	411	408
After ten years	884,730	923,321	891,648	897,358
Total	$898,751	$939,015	$892,059	$897,766
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
Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, digital currency assets such as bitcoin and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Currently, commercial and industrial loans consist primarily of asset based loans. In January 2020, the Company began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians that are also customers of the Bank. The outstanding balance of SEN Leverage loans was $77.2 million at December 31, 2020.
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

Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. The Company’s risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guaranties or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, the loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. The Company sold approximately $191.5 million and $151.3 million loans to participants during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, gross warehouse loans were approximately $963.9 million and $405.0 million, respectively.
A summary of loans as of the periods presented are as follows:

	December 31,
	2020	2019

	(Dollars in thousands)
Real estate loans:
One-to-four family	$187,855	$193,367
Multi-family	77,126	81,233
Commercial	301,901	331,052
Construction	6,272	7,213
Commercial and industrial	78,909	14,440
Consumer and other	162	122
Reverse mortgage	1,333	1,415
Mortgage warehouse	97,903	39,247
Total gross loans held-for-investment	751,461	668,089
Deferred fees, net	2,206	2,724
Total loans held-for-investment	753,667	670,813
Allowance for loan losses	(6,916)	(6,191)
Total loans held-for-investment, net	$746,751	$664,622
Total loans held-for-sale(1)	$865,961	$375,922
________________________
(1)Loans held-for-sale included $866.0 million, and $365.8 million of mortgage warehouse loans at December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, approximately $574.5 million and $614.3 million, respectively, of the Company’s loan portfolio was collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California (68.8% and 64.8% as of December 31, 2020 and 2019, respectively) and Arizona (5.9% and 10.2% as of December 31, 2020 and 2019, respectively) with no other state greater than 5%. The Company attempts to address and mitigate concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics. While management believes that the collateral presently securing its portfolio and the recorded allowance for loan losses are adequate to absorb potential losses, there can be no assurances that significant deterioration in the California and Arizona real estate markets would not expose the Company to significantly greater credit risk.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.7 million and $2.2 million and deferred fees totaled approximately $2.2 million and $2.7 million at December 31, 2020 and 2019, respectively.
Allowance for Loan Losses
At December 31, 2020, the Company had a total allowance for loan losses of $6.9 million, compared to $6.2 million at December 31, 2019. The level of the allowance was based on modest increases in loan portfolio balances from prior year end, Silvergate’s historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range, based on last required appraisal value, in the Company's commercial, multi-family and one-to-four family real estate loans as of December 31, 2020. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, the Company believes the relatively low to moderate loan-to-value ratios provides a lower probability of loss in the event of defaults in the Company’s loan portfolio. The Company will continue to monitor trends in its portfolio segments for any known or probable adverse conditions with an emphasis on retail and hospitality loans within the commercial real estate loan portfolio.
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
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Year Ended December 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Charge-offs	(17)	—	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	(789)	225	(981)	494	1,619	(1)	2	173	742
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$—	$39	$423	$6,916

	December 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$11	$—	$—	$—	$—	$—	$29	$—	$40
General portfolio allocation	1,234	878	1,810	590	1,931	—	10	423	6,876
Total allowance for loan losses	$1,245	$878	$1,810	$590	$1,931	$—	$39	$423	$6,916
Loans evaluated for impairment:
Specifically evaluated	$5,780	$—	$9,722	$—	$274	$—	$869	$—	$16,645
Collectively evaluated	182,075	77,126	292,179	6,272	78,635	162	464	97,903	734,816
Total gross loans held-for-investment	$187,855	$77,126	$301,901	$6,272	$78,909	$162	$1,333	$97,903	$751,461

	Year Ended December 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2018	$1,848	$483	$3,854	$98	$156	$1	$54	$229	$6,723
Charge-offs	(93)	—	—	—	—	—	—	—	(93)
Recoveries	—	—	—	—	—	—	—	—	—
Provision for loan losses	296	170	(1,063)	(2)	156	—	(17)	21	(439)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191

	December 31, 2019
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Consumer and Other	Reverse Mortgage	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$10	$—	$—	$—	$—	$—	$29	$—	$39
General portfolio allocation	2,041	653	2,791	96	312	1	8	250	6,152
Total allowance for loan losses	$2,051	$653	$2,791	$96	$312	$1	$37	$250	$6,191
Loans evaluated for impairment:
Specifically evaluated	$4,222	$—	$7,353	$—	$2,714	$—	$848	$—	$15,137
Collectively evaluated	189,145	81,233	323,699	7,213	11,726	122	567	39,247	652,952
Total gross loans held-for-investment	$193,367	$81,233	$331,052	$7,213	$14,440	$122	$1,415	$39,247	$668,089

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,432	$5,716	$—	$3,748	$215
Commercial	9,723	9,722	—	4,620	522
Commercial and industrial	274	274	—	1,680	25
Reverse mortgage	523	523	—	516	—
	16,952	16,235	—	10,564	762
With an allowance recorded:
Real estate loans:
One-to-four family	64	64	11	65	5
Reverse mortgage	346	346	29	342	—
	410	410	40	407	5
Total impaired loans	$17,362	$16,645	$40	$10,971	$767

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,792	$4,156	$—	$4,071	$234
Commercial	7,632	7,353	—	7,685	365
Commercial and industrial	2,929	2,714	—	2,595	261
Reverse mortgage	510	511	—	728	—
	15,863	14,734	—	15,079	860
With an allowance recorded:
Real estate loans:
One-to-four family	66	66	10	24	6
Reverse mortgage	337	337	29	355	—
	403	403	39	379	6
Total impaired loans	$16,266	$15,137	$39	$15,458	$866
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

The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$992	$85	$3,820	$4,897	$182,958	$187,855	$4,113	$—
Multi-family	206	—	—	206	76,920	77,126	—	—
Commercial	—	—	—	—	301,901	301,901	—	—
Construction	—	—	—	—	6,272	6,272	—	—
Commercial and industrial	—	—	—	—	78,909	78,909	—	—
Consumer and other	—	—	—	—	162	162	—	—
Reverse mortgage	—	—	—	—	1,333	1,333	869	—
Mortgage warehouse	—	—	—	—	97,903	97,903	—	—
Total gross loans held-for-investment	$1,198	$85	$3,820	$5,103	$746,358	$751,461	$4,982	$—

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,573	$96	$3,302	$6,971	$186,396	$193,367	$3,963	$—
Multi-family	—	—	—	—	81,233	81,233	—	—
Commercial	—	—	—	—	331,052	331,052	—	—
Construction	—	—	—	—	7,213	7,213	—	—
Commercial and industrial	—	—	—	—	14,440	14,440	1,098	—
Consumer and other	—	—	—	—	122	122	—	—
Reverse mortgage	—	—	—	—	1,415	1,415	848	—
Mortgage warehouse	—	—	—	—	39,247	39,247	—	—
Total gross loans held-for-investment	$3,573	$96	$3,302	$6,971	$661,118	$668,089	$5,909	$—
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
As of December 31, 2020 and 2019, the Company had a recorded investment in TDRs of $1.5 million and $1.8 million, respectively. The Company has allocated $11,000 of specific allowance for those loans at December 31, 2020 and not allocated any amount of specific allowance at December 31, 2019. The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the year ended December 31, 2020.
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
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the year ended December 31, 2020 or 2019. There was no provision for loan loss or charge offs for TDR’s that subsequently defaulted during the year ended December 31, 2020 or 2019.
COVID-19 Related Modifications
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. The program was offered to borrowers to modify their existing loans to temporarily defer principal and/or interest payments for a specified period of time, extend loan maturity dates and/or waive certain loan covenants. Deferred payments may be extended for continued hardship, on a case by case basis, for up to twelve months where COVID-19 related issues continue to persist. Due to the fluid nature of COVID-19, this program has been evolving in order to provide maximum relief to bank borrowers. The majority of short-term loan modifications for commercial real estate loan borrowers consist of deferred payments which may include principal, interest and escrow. Deferred interest is capitalized to the loan balance and deferred principal is added to the maturity or payoff date. For one-to-four family residential real estate loans, the majority of short-term modifications consist of deferring full monthly payment of principal, interest and escrow, with deferred payments due at maturity or payoff of the loan.
During the year ended December 31, 2020, the Company modified 55 loans representing $143.5 million in loan balances, or 19.1%, of total gross loans held-for-investment as of December 31, 2020. The majority of loans modified under these programs were maintained on accrual status during the deferral period. No specific loan loss reserve allocation was deemed necessary for these modified loans. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement. At December 31, 2020, loans representing $63.9 million in loan balances, or 8.5% of total gross loans held-for-investment, were still under modification, deferring a portion or all of the contractual payments.

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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Consumer and other	162	—	—	—	162
Reverse mortgage	464	—	869	—	1,333
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2019
Real estate loans:
One-to-four family	$189,405	$—	$3,962	$—	$193,367
Multi-family	81,233	—	—	—	81,233
Commercial	322,671	8,381	—	—	331,052
Construction	7,213	—	—	—	7,213
Commercial and industrial	11,726	—	2,714	—	14,440
Consumer and other	122	—	—	—	122
Reverse mortgage	435	132	848	—	1,415
Mortgage warehouse	39,247	—	—	—	39,247
Total gross loans held-for-investment	$652,052	$8,513	$7,524	$—	$668,089
Purchases and Sales
The following table presents loans held-for-investment purchased and/or sold during the year by portfolio segment:

	December 31,
	2020		2019
	Purchases	Sales	Purchases	Sales

	(Dollars in thousands)
Real estate loans:
One-to-four family	$89,873	$—	$103,658	$—
Multi-family	—	—	19,280	—
	$89,873	$—	$122,938	$—
Related Party Loans
The Company had related-party loans with an outstanding balance of $5.0 million and $4.6 million as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company advanced $0.5 million of related party loans and received $81,000 in principal payments. During the year ended December 31, 2019, the Company reclassified $258,000 in loans as related party and received $0.1 million in principal payments.
Note 4—Premises and Equipment, Net
Year-end premises and equipment were as follows:

	December 31,
	2020	2019

	(Dollars in thousands)
Equipment, furniture, and software	$6,381	$5,459
Leasehold improvements	1,372	1,372
Automobiles	—	202
	7,753	7,033
Accumulated depreciation and amortization	(5,681)	(3,774)
Total premises and equipment, net	$2,072	$3,259
Depreciation expense was $2.1 million and $0.9 million for years ended December 31, 2020 and 2019, respectively. Depreciation expense during the year ended December 31, 2020, included $0.9 million related to disposal of furniture, equipment and leasehold improvements no longer in use.
Operating leases
The Company leases all of its office facilities under operating lease arrangements. The leases provide that the Company pays real estate taxes, insurance, and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. In the second quarter of 2019, the Company consolidated its La Mesa branch with the La Jolla branch and subleased the facilities to a third party. In the fourth quarter of 2020, the Company consolidated its branch and headquarters offices into one floor and recorded an impairment of the right-of-use assets no longer in use.
Supplemental balance sheet information related to leases were as follows:

		December 31,
		2020	2019

		(Dollars in thousands)
Operating leases	Balance Sheet Classification
Right-of-use assets	Other assets	$1,799	$4,571
Lease liabilities	Accrued expenses and other liabilities	3,376	4,881
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term	2.0 years	3.0 years
Weighted-average discount rate	4.21%	4.21%
The components of lease expense for the periods presented were as follows:

	Year Ended December 31,
	2020	2019

	(Dollars in thousands)
Operating lease costs(1)	$2,943	$1,579
Short-term lease costs(2)	102	185
Variable lease costs	77	47
Less: Sublease income	(155)	(70)
Total lease costs	$2,967	$1,741
________________________
(1)Includes a $1.4 million impairment charge related to leased office space no longer in use.
(2)Short-term lease costs are for leases with a term of one year or less including terms of one month or less per accounting policy election.
Maturities of lease liabilities were as follows:

December 31, 2020
Operating leases	(Dollars in thousands)
2021	$1,748
2022	1,548
2023	215
2024	26
Total lease payments	3,537
Less: imputed lease interest	(161)
Total lease liabilities	$3,376
As of December 31, 2020, the Company had no additional operating lease commitments for office facilities that have not yet commenced. Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

Note 5—Deposits
The following table presents the composition of our deposits as of the dates presented:

	December 31,
	2020	2019

	(Dollars in thousands)
Noninterest bearing demand accounts	$5,133,579	$1,343,667
Interest bearing accounts:
Interest bearing demand accounts	42,143	60,794
Money market and savings accounts	71,460	85,705
Certificates of deposit	844	324,488
Interest bearing accounts	114,447	470,987
Total deposits	$5,248,026	$1,814,654
Certificates of deposit at December 31, 2020, are scheduled to mature as follows:

Amount
Year Ended December 31,	(Dollars in thousands)
2021	$327
2022	461
2023	39
2024	—
2025	17
Total	$844
Certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 and over totaled zero and $0.1 million at December 31, 2020 and 2019, respectively.
Deposits from officers, directors, and affiliates at December 31, 2020 and 2019, were approximately $1.2 million and $1.0 million, respectively.
The Company had no callable brokered certificates of deposit at December 31, 2020 compared to $322.4 million at December 31, 2019. The bank had the option to redeem the callable brokered certificates of deposit on a monthly basis without penalty. Premiums paid to acquire certificates of deposit were amortized in interest expense over the contractual life of the deposit and were recognized when the brokered certificates of deposit were called before the maturity date during the year ended December 31, 2020.
The Bank’s 10 largest depositors accounted for $2.5 billion in deposits, or approximately 47.5% of total deposits at December 31, 2020 compared to $523.6 million in deposits, or approximately 28.9% of total deposits at December 31, 2019, substantially all of which are customers operating in the digital currency industry. Deposits from digital currency exchanges represent approximately 47.2% of the Bank’s total deposits and are held by approximately 76 exchanges at December 31, 2020 compared to 29.1% of total deposits, held by 60 exchanges at December 31, 2019.
Note 6—FHLB Advances and Other Borrowings
FHLB Advances
The following table sets forth certain information on our FHLB advances during the periods presented:

	Year Ended December 31,
	2020	2019

	(Dollars in thousands)
Amount outstanding at period-end	—	$49,000
Weighted average interest rate at period-end	—	1.66%
Maximum month-end balance during the period	$360,000	$218,000
Average balance outstanding during the period	$68,522	$28,205
Weighted average interest rate during the period	0.50%	1.94%

FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of December 31, 2020 and 2019, were limited in the aggregate to 35% of the Company’s total assets. Loans with carrying values of approximately $1,455.9 million and $875.9 million were pledged to the FHLB as of December 31, 2020 and 2019, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $893.0 million and $554.6 million as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain on extinguishment of debt of $0.9 million.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $6.3 million and $10.1 million were pledged to the FRB at December 31, 2020 and 2019, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $4.8 million as of December 31, 2020. At December 31, 2020 and 2019, there were no borrowings outstanding under any of these lines.
Federal Funds Purchased
The Company may borrow up to an aggregate $68.0 million, overnight on an unsecured basis from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of December 31, 2020 and 2019, the Company had no outstanding balance of federal funds purchased.
Note 7—Notes Payable
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
Note 8—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At December 31, 2020, the interest rate for the Company’s next scheduled payment was 4.06%, based on six-month LIBOR of 0.31%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At December 31, 2020, the interest rate for the Company’s next scheduled payment was 2.07%, based on three-month LIBOR of 0.22%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
The outstanding balance of the subordinated debentures was $15.8 million, net of $0.1 million unamortized debt issuance cost as of December 31, 2020 and $15.8 million, net of $0.2 million unamortized debt issuance costs as of December 31, 2019.
Note 9—Derivative and Hedging Activities
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
Interest rate swaps. In 2020, the Company entered into two pay-fixed/receive floating rate interest rate swaps (the “Swap Agreements”) for a notional amount of $14.3 million that were designated as fair value hedges of certain available-for-sale securities. The Swap Agreements were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Swap Agreements are based on three-month LIBOR and expire in 2030 and 2031. The Company expects the Swap Agreements to remain effective during the remaining term of the Swap Agreements. The Company may receive collateral or may be required to post collateral based upon the market valuation. As of December 31, 2020, the Company held $0.3 million in cash collateral posted by the counterparty.
Interest rate floors. In 2019, the Company entered into 20 interest rate floor agreements (the “Floor Agreements”) for a total notional amount of $400.0 million to hedge cash flow receipts on cash and securities or loans, if needed. The original Floor Agreements expire on various dates in April 2024 and July 2029. The Company utilizes one-month LIBOR and three-month LIBOR interest rate floors as hedges against adverse changes in cash flows on the designated cash, securities or loans attributable to fluctuations in the federal funds rate or three-month LIBOR below 2.50% or 2.25%, as applicable. The Floor Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these Floor Agreements was approximately $20.8 million. During the three months ended March 31, 2020, the Company sold $200.0 million of its total $400.0 million notional amount of interest rate floors for $13.0 million, which resulted in a net gain of $8.4 million, to be recognized over the weighted average remaining term of 4.1 years. The remaining agreements are one-month LIBOR floors with a strike price of 2.25% and expire in July 2029.
Interest rate caps. In 2012 the Company entered into a $12.5 million and a $3.0 million notional forward interest rate cap agreement (the “Cap Agreements”) to hedge its variable rate subordinated debentures. The Cap Agreements expire July 25, 2022 and March 15, 2022, respectively. The Company utilizes interest rate caps as hedges against adverse changes in cash flows on the designated preferred trusts attributable to fluctuations in three-month LIBOR beyond 0.50% for the $3.0 million subordinated debenture and six-month LIBOR beyond 0.75% for the $12.5 million subordinated debenture. The Cap Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these Cap Agreements was approximately $2.5 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated statements of financial condition.

	December 31,
	2020		2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$30,766	Derivative assets	$23,054
Cash flow hedge interest rate cap	Derivative assets	—	Derivative assets	386
Fair value hedge interest rate swap	Derivative assets	338	Derivative assets	—

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$15,367	$—	$(278)	$—
The following table summarizes the effects of derivatives in cash flow hedging relationships designated as hedging instruments on the Company’s consolidated statements of operations for the periods presented:

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Year Ended December 31,
	2020	2019		2020	2019

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$6,167	$2,006	Interest income - Other interest earning assets	$745	$(355)
Cash flow hedge interest rate floor	17,949	882	Interest income - Securities	2,910	(635)
Cash flow hedge interest rate cap	(297)	(392)	Interest expense - Subordinated debentures	(309)	(167)
The Company estimates that approximately $4.8 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
Note 10—Income Taxes
Income tax expense consists of the following for the periods presented:

	Year Ended December 31,
	2020	2019

	(Dollars in thousands)
Current provision
Federal	$3,441	$6,163
State	2,121	3,304
	5,562	9,467
Federal deferred tax (benefit) expense	(286)	241
State deferred tax (benefit) expense	(120)	118
	(406)	359
Income tax expense	$5,156	$9,826

Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Year Ended December 31,
	2020		2019
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$6,551	21.0%	$7,281	21.0%
State tax, net of federal benefit	1,687	5.4%	2,697	7.8%
Tax credits	(290)	(0.9)%	(170)	(0.5)%
Tax-exempt income	(1,063)	(3.4)%	—	—
Excess tax benefit from stock-based compensation	(1,681)	(5.4)%	(88)	(0.3)%
Other items, net	(48)	(0.2)%	106	0.3%
Actual tax expense	$5,156	16.5%	$9,826	28.3%
Income tax expense was $5.2 million for the year ended December 31, 2020 compared to $9.8 million for the year ended December 31, 2019. The decrease was primarily related to increased pre-tax income. The effective tax rates for the years ended December 31, 2020 and 2019 were 16.5% and 28.3%, respectively. The decrease in the effective rate from 2019 to 2020 was primarily related to excess tax benefit from stock-based compensation and tax-exempt income earned on certain municipal bonds.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities included in other assets are as follows:

	December 31,
	2020	2019

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$1,941	$1,772
Accrued vacation pay	448	368
Accrued bonus	301	394
Nonaccrual loan interest	74	149
State taxes	423	633
Operating lease liabilities	948	1,397
Other	205	356
Deferred tax assets	4,340	5,069
Deferred tax liabilities
Basis difference in fixed assets	(271)	(706)
Derivatives and securities available-for-sale	(17,966)	(2,570)
Operating lease right-of-use assets	(505)	(1,308)
FHLB stock dividends	(223)	(101)
Deferred loan fees	(380)	(501)
Other	(409)	(307)
Deferred tax liabilities	(19,754)	(5,493)
Deferred tax liability, net	$(15,414)	$(424)
The net deferred tax liabilities are recorded in “Accrued expenses and other liabilities” in the Company’s consolidated statements of financial condition.
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. Based on this evaluation, management has concluded that deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance is required at December 31, 2020 and 2019.
The Company has no unrecognizable tax benefits recorded at December 31, 2020 and 2019 and does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. Additionally, the Company had no material interest or penalties paid or accrued related to income taxes reported in the income statement for the years ended December 31, 2020 and 2019.

The Company and its subsidiary are subject to U.S. federal income taxes as well as income taxes of various other state income taxes. The 2017 through 2020 tax years remain subject to examination by federal tax authorities, and 2016 through 2020 tax years remain subject to examination by various state tax authorities.
Note 11—Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.1 million at December 31, 2020 and 2019.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	December 31,
	2020	2019

	(Dollars in thousands)
Unfunded lines of credit	$49,487	$47,433
Letters of credit	133	655
Total credit extension commitments	$49,620	$48,088
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
Note 12—Stock-based Compensation
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
In 2010, the Company adopted an equity compensation plan, or 2010 Plan, that provides for the grant of stock options to employees, directors, and other persons referred to in Rule 701 under the U.S. Securities Act of 1933. The number of shares that may be issued pursuant to awards under the 2010 Plan is 730,784. The Compensation Committee of the Company’s Board of Directors is responsible for administrating the 2010 Plan and determining the terms of all awards under it, including their vesting, except that in the case of a change in control of the Company all options granted under the 2010 Plan shall become 100% vested. As of December 31, 2020, there are no shares available for issuance under the 2010 Plan.
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The Company has elected a policy of estimating expected forfeitures.
Total stock-based compensation expense was $0.9 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. The total income tax benefit was $2.2 million and $12,000, for the years ended December 31, 2020 and 2019, respectively.
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
The fair value of the option grants for the years ended December 31, 2020 and 2019 and were estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions presented below:

	Year Ended December 31,
	2020	2019
Weighted-average assumptions used:
Risk-free interest rate	1.45%	1.67%
Expected term	6.2 years	6.3 years
Expected stock price volatility	30.88%	30.88%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value	$4.93	$5.43
A summary of stock option activity as of December 31, 2020 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	917,857	$7.54
Granted	3,456	14.89
Exercised	(293,625)	6.03
Forfeited or expired	(32,385)	13.24
Outstanding at December 31, 2020	595,303	$8.01	3.7 years	$39,467
Exercisable at December 31, 2020	450,569	$5.61	2.1 years	$30,954
Vested or Expected to Vest at December 31, 2020	577,835	$7.77	3.5 years	$38,447

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the book value of the Company’s common stock as of the reporting date. The intrinsic value of options exercised was approximately $7.8 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. The tax benefit from option exercises was approximately $2.1 million and $0.1 million, for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, there was $0.6 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest over one to four years from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.
A summary of the status of the Company’s nonvested restricted stock unit awards as of December 31, 2020, and changes during the year then ended, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	82,627	$16.09
Granted	17,527	14.48
Vested	(33,457)	16.09
Forfeited	(8,007)	16.09
Nonvested at December 31, 2020	58,690	$15.61
At December 31, 2020, there was approximately $0.7 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of awards vested during the years ended December 31, 2020 and 2019 was $0.5 million and zero, respectively.
Note 13—Employee Benefit Plan
The Company has a 401(k) plan in which approximately 92% of all employees participate. Employees may contribute a percentage of their compensation subject to certain limits based on Federal tax laws. During the year ended December 31, 2020, the Company made an elective matching contribution up to 50% of deferrals to a maximum of the first 5% of the employee’s compensation contributed to the plan and up to 25% of deferrals to a maximum of the first 6% of the employee’s compensation contributed to the plan for the year ended December 31, 2019. Additionally, the Company had the option to make an elective annual discretionary contribution as determined annually by management. For the years ended December 31, 2020 and 2019, total expense attributed to the plan amounted to approximately $0.5 million and $0.3 million, respectively.
Note 14—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. The net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes as of December 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2020 and 2019, are presented in the following tables:

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
The Company
Tier 1 leverage ratio	$240,135	11.23%	$85,501	4.00%	N/A	N/A
Common equity tier 1 capital ratio	224,635	24.52%	41,233	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	240,135	26.21%	54,978	6.00%	N/A	N/A
Total risk-based capital ratio	246,447	26.90%	73,304	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	224,605	10.52%	85,399	4.00%	$106,749	5.00%
Common equity tier 1 capital ratio	224,605	24.55%	41,163	4.50%	59,458	6.50%
Tier 1 risk-based capital ratio	224,605	24.55%	54,884	6.00%	73,179	8.00%
Total risk-based capital ratio	230,917	25.24%	73,179	8.00%	91,474	10.00%
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
Note 15—Fair Value
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
Impaired loans (collateral-dependent). The Company does not record impaired loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants. These appraisals may utilize a single valuation approach or a combination of approaches, which generally include various Level 3 inputs. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and such adjustments are typically significant. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. Impaired loans presented in the table below as of the periods presented, include impaired loans with specific allowances as well as impaired loans that have been partially charged-off.
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

The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value for the periods presented.
As of December 31, 2020 and 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Assets
Securities available-for-sale	$—	$939,015	$—	$939,015
Derivative assets	—	31,104	—	31,104
	$—	$970,119	$—	$970,119

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Assets
Securities available-for-sale	$—	$897,766	$—	$897,766
Derivative assets	—	23,440	—	23,440
	$—	$921,206	$—	$921,206
As of December 31, 2020 and 2019, assets measured at fair value on a non-recurring basis are summarized as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Assets
Impaired loans:
Reverse mortgage	$—	$—	$317	$317

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

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
December 31, 2020
Collateral-dependent impaired loans	$317	Market comparable properties	Marketability discount	10.0%	10.0%
			Selling cost	8.0%	8.0%
________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$16,405	$16,405	$—	$—	$16,405
Interest earning deposits	2,945,682	2,945,682	—	—	2,945,682
Loans held-for-sale	865,961	—	865,961	—	865,961
Loans held-for-investment, net	746,751	—	—	751,165	751,165
Accrued interest receivable	8,698	8	2,630	6,060	8,698
Financial liabilities:
Deposits	$5,248,026	$—	$5,458,900	$—	$5,458,900
Subordinated debentures, net	15,831	—	15,231	—	15,231
Accrued interest payable	260	—	260	—	260

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$1,579	$1,579	$—	$—	$1,579
Interest earning deposits	132,025	132,025	—	—	132,025
Loans held-for-sale	375,922	—	376,126	—	376,126
Loans held-for-investment, net	664,622	—	—	666,272	666,272
Accrued interest receivable	5,950	86	3,643	2,221	5,950
Financial liabilities:
Deposits	$1,814,654	$—	$1,826,100	$—	$1,826,100
FHLB advances	49,000	—	49,000	—	49,000
Notes payable	3,714	—	3,714	—	3,714
Subordinated debentures, net	15,816	—	15,203	—	15,203
Accrued interest payable	559	—	559	—	559
Note 16—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Year Ended December 31,
	2020	2019

	(Dollars in thousands, except per share data)
Basic
Net income	$26,038	$24,846
Weighted average common shares outstanding	18,691	17,957
Basic earnings per common share	$1.39	$1.38
Diluted
Net income	$26,038	$24,846
Weighted average common shares outstanding for basic earnings per common share	18,691	17,957
Add: Dilutive effects of stock-based awards	486	428
Average shares and dilutive potential common shares	19,177	18,385
Dilutive earnings per common share	$1.36	$1.35
Stock options for 160,000 and 127,000 shares of common stock were not considered in computing diluted earnings per share for the years ended December 31, 2020 and 2019, respectively, because they were anti-dilutive.
Note 17—Shareholders’ Equity
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
The following table shows for the years ended December 31, 2020 and 2019, changes in the balances of each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains/ (Losses) on Available-for- Sale Securities	Derivative Asset/(Liability)	Accumulated Other Comprehensive Income/(Loss)

	(Dollars in thousands)
Beginning balance, January 1, 2019	$(1,785)	$(276)	$(2,061)
Current period other comprehensive income before reclassification	6,373	2,606	8,979
Amounts reclassified from accumulated other comprehensive income	(517)	—	(517)
Ending balance, December 31, 2019	4,071	2,330	6,401
Current period other comprehensive income before reclassification	27,566	15,932	43,498
Amounts reclassified from accumulated other comprehensive income	(2,679)	(1,184)	(3,863)
Ending balance, December 31, 2020	$28,958	$17,078	$46,036

Note 18—Parent Company Financial Information
Condensed financial information for the Corporation (parent company only) is as follows:

Statements of Financial Condition

	December 31,
	2020	2019

	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,991	$19,086
Investments in subsidiaries	308,740	231,927
Other assets	236	816
Total assets	$310,967	$251,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$—	$3,714
Subordinated debentures, net	15,831	15,816
Accrued expenses and other liabilities	837	1,263
Total liabilities	16,668	20,793
Commitments and contingencies
Preferred stock	—	—
Class A common stock	188	178
Class B non-voting common stock	1	9
Additional paid-in capital	129,726	132,138
Retained earnings	118,348	92,310
Accumulated other comprehensive income	46,036	6,401
Total shareholders’ equity	294,299	231,036
Total liabilities and shareholders’ equity	$310,967	$251,829

Statements of Operations

	Year Ended December 31,
	2020	2019

	(Dollars in thousands)
Total interest income	$22	$29
Interest expense
Notes payable and other	36	224
Subordinated debentures	1,047	1,072
Total interest expense	1,083	1,296
Net interest expense	(1,061)	(1,267)
Noninterest expense
Salaries and employee benefits	1,071	957
Occupancy and equipment	102	92
Communications and data processing	176	173
Professional services	1,104	687
Correspondent bank charges	1	—
Other general and administrative	280	127
Total noninterest expense	2,734	2,036
Loss before income taxes and equity in undistributed earnings of subsidiaries	(3,795)	(3,303)
Income tax benefit	(1,032)	(895)
Equity in undistributed earnings of subsidiaries	28,801	27,254
Net income	$26,038	$24,846

Statements of Cash Flows

	Year Ended December 31,
	2020	2019

	(Dollars in thousands)
Cash flows from operating activities
Net income	$26,038	$24,846
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(28,801)	(27,254)
Other, net	323	403
Changes in operating assets and liabilities:
Other assets	187	1,538
Accrued expenses and other liabilities	(424)	(944)
Net cash used in operating activities	(2,677)	(1,411)
Cash flows from investing activities
Investments in subsidiaries	(7,500)	—
Net cash used in investing activities	(7,500)	—
Cash flows from financing activities
Payments made on notes payable	(3,714)	(1,143)
Proceeds from issuance of common stock, net	—	6,454
Proceeds from stock option exercise	41	—
Taxes paid related to net share settlement of equity awards	(3,335)	(157)
Other, net	90	(12)
Net cash (used in) provided by financing activities	(6,918)	5,142
Net (decrease) increase in cash and cash equivalents	(17,095)	3,731
Cash and cash equivalents, beginning of year	19,086	15,355
Cash and cash equivalents, end of year	$1,991	$19,086
Note 19—Quarterly Financial Data (Unaudited)
The following is a summary of selected financial data presented below by quarter for the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

	(Dollars in thousands, except per share data)
2020:
Interest income	$20,062	$18,015	$19,305	$22,208
Interest expense	4,584	1,963	379	300
Net interest income	15,478	16,052	18,926	21,908
Provision for loan losses	367	222	—	153
Net interest income after provision	15,111	15,830	18,926	21,755
Noninterest income	4,931	5,434	3,964	4,848
Noninterest expense	13,875	13,972	14,133	17,625
Net income before income taxes	6,167	7,292	8,757	8,978
Income tax expense (benefit)	1,774	1,826	1,697	(141)
Net income	$4,393	$5,466	$7,060	$9,119
Basic earnings per share	$0.24	$0.29	$0.38	$0.49
Diluted earnings per share	$0.23	$0.29	$0.37	$0.47

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

	(Dollars in thousands, except per share data)
2019:
Interest income	$20,063	$19,472	$21,388	$20,112
Interest expense	747	1,904	2,945	4,482
Net interest income	19,316	17,568	18,443	15,630
Provision for (reversal of) loan losses	267	152	(858)	—
Net interest income after provision	19,049	17,416	19,301	15,630
Noninterest income	7,871	2,154	2,599	3,130
Noninterest expense	13,486	12,721	12,611	13,660
Net income before income taxes	13,434	6,849	9,289	5,100
Income tax expense	3,998	1,693	2,633	1,502
Net income	$9,436	$5,156	$6,656	$3,598
Basic earnings per share	$0.53	$0.29	$0.37	$0.20
Diluted earnings per share	$0.52	$0.28	$0.36	$0.19
Note 20—Subsequent Events
On January 26, 2021, the Company completed its underwritten public offering of 4,563,493 shares of Class A common stock at a price of $63.00 per share, including 595,238 additional shares of Class A common stock upon the exercise in full by the underwriters of their option to purchase additional shares.
The aggregate gross proceeds of the offering were approximately $287.5 million and net proceeds to the Company of $272.1 million after deducting underwriting discounts and offering expenses. The Company intends to use the net proceeds from the proposed offering to further supplement the regulatory capital levels of the Company and the Bank, and for other general corporate purposes, which may include providing capital to support the Company’s growth organically or through strategic acquisitions, and other growth initiatives, including the Bank’s SEN Leverage lending product, custody and other digital asset services.

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
Evaluation of Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting based on those criteria.
Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the transition period established by the SEC for an Emerging Growth Company.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

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

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).
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

SILVERGATE CAPITAL CORPORATION

Date:	March 8, 2021	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Alan J. Lane Alan J. Lane	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2021

By:	/s/ Antonio Martino Antonio Martino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2021

By:	/s/ Dennis S. Frank Dennis S. Frank	Chairman of the Board of Directors	March 8, 2021

By:	/s/ Robert C. Campbell Robert C. Campbell	Director	March 8, 2021

By:	/s/ Paul D. Colucci Paul D. Colucci	Director	March 8, 2021

By:	/s/ Karen F. Brassfield Karen F. Brassfield	Director	March 8, 2021

By:	/s/ Scott A. Reed Scott A. Reed	Director	March 8, 2021

By:	/s/ Thomas C. Dircks Thomas C. Dircks	Director	March 8, 2021

By:	/s/ Michael T. Lempres Michael T. Lempres	Director	March 8, 2021

By:	/s/ Colleen Sullivan Colleen Sullivan	Director	March 8, 2021