Form 10-Q
period 2021-03-31
Silvergate Capital Corp
filed 2021-05-11
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ending March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2021, the registrant had 25,337,473 shares of Class A voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$16,422	$16,405
Interest earning deposits in other banks	4,315,100	2,945,682
Cash and cash equivalents	4,331,522	2,962,087
Trading securities	1,990	—
Securities available-for-sale, at fair value	1,717,418	939,015
Loans held-for-sale, at lower of cost or fair value	897,227	865,961
Loans held-for-investment, net of allowance for loan losses of $6,916 at March 31, 2021 and December 31, 2020	728,390	746,751
Federal home loan and federal reserve bank stock, at cost	14,851	14,851
Accrued interest receivable	9,432	8,698
Premises and equipment, net	1,758	2,072
Derivative assets	34,442	31,104
Other assets	20,122	15,696
Total assets	$7,757,152	$5,586,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$6,889,281	$5,133,579
Interest bearing accounts	113,090	114,447
Total deposits	7,002,371	5,248,026
Subordinated debentures, net	15,834	15,831
Accrued expenses and other liabilities	25,326	28,079
Total liabilities	7,043,531	5,291,936
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 24,820 and 18,770 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	248	188
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 0 and 64 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	1
Additional paid-in capital	551,798	129,726
Retained earnings	131,058	118,348
Accumulated other comprehensive income	30,517	46,036
Total shareholders’ equity	713,621	294,299
Total liabilities and shareholders’ equity	$7,757,152	$5,586,235
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans, including fees	$16,597	$13,121
Taxable securities	3,592	6,048
Tax-exempt securities	1,695	48
Other interest earning assets	1,279	724
Dividends and other	143	121
Total interest income	23,306	20,062
Interest expense
Deposits	46	4,051
Federal home loan bank advances	—	227
Subordinated debentures and other	245	306
Total interest expense	291	4,584
Net interest income before provision for loan losses	23,015	15,478
Provision for loan losses	—	367
Net interest income after provision for loan losses	23,015	15,111
Noninterest income
Mortgage warehouse fee income	954	382
Service fees related to off-balance sheet deposits	—	70
Deposit related fees	7,124	1,766
Gain on sale of securities, net	—	1,197
Gain on sale of loans, net	—	506
Gain on extinguishment of debt	—	925
Other income	12	85
Total noninterest income	8,090	4,931
Noninterest expense
Salaries and employee benefits	10,990	8,955
Occupancy and equipment	614	907
Communications and data processing	1,621	1,261
Professional services	1,717	985
Federal deposit insurance	2,296	123
Correspondent bank charges	497	373
Other loan expense	174	122
Other general and administrative	1,697	1,149
Total noninterest expense	19,606	13,875
Income before income taxes	11,499	6,167
Income tax (benefit) expense	(1,211)	1,774
Net income	$12,710	$4,393
Basic earnings per share	$0.56	$0.24
Diluted earnings per share	$0.55	$0.23
Weighted average shares outstanding:
Basic	22,504	18,668
Diluted	23,010	19,117
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$12,710	$4,393
Other comprehensive income (loss):
Change in net unrealized loss on available-for-sale securities	(13,434)	(9,313)
Less: Reclassification adjustment for net gain included in net income	—	(1,197)
Income tax effect	3,690	3,007
Unrealized loss on available-for-sale securities, net of tax	(9,744)	(7,503)
Change in net unrealized (loss) gain on derivative assets	(7,460)	23,466
Less: Reclassification adjustment for net gain included in net income	(504)	(171)
Income tax effect	2,189	(6,667)
Unrealized (loss) gain on derivative instruments, net of tax	(5,775)	16,628
Other comprehensive (loss) income	(15,519)	9,125
Total comprehensive (loss) income	$(2,809)	$13,518
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	17,775,160	$178	892,836	$9	$132,138	$92,310	$6,401	$231,036
Total comprehensive income, net of tax	—	—	—	—	—	4,393	9,125	13,518
Conversion of Class B common stock to Class A common stock	596,000	6	(596,000)	(6)	—	—	—	—
Stock-based compensation	—	—	—	—	199	—	—	199
Exercise of stock options, net of shares withheld for employee taxes	134	—	—	—	(1)	—	—	(1)
Balance at March 31, 2020	18,371,294	$184	296,836	$3	$132,336	$96,703	$15,526	$244,752

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	18,769,771	$188	64,197	$1	$129,726	$118,348	$46,036	$294,299
Total comprehensive income (loss), net of tax	—	—	—	—	—	12,710	(15,519)	(2,809)
Net proceeds from stock issuance	5,860,858	58	—	—	423,482	—	—	423,540
Conversion of Class B common stock to Class A common stock	64,197	1	(64,197)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	290	—	—	290
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	125,142	1	—	—	(1,700)	—	—	(1,699)
Balance at March 31, 2021	24,819,968	$248	—	$—	$551,798	$131,058	$30,517	$713,621
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$12,710	$4,393
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	644	830
Amortization of securities premiums and discounts, net	1,212	679
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	250	399
Stock-based compensation	290	199
Provision for loan losses	—	367
Originations/purchases of loans held-for-sale	(3,384,431)	(1,222,816)
Proceeds from sales of loans held-for-sale	3,353,164	1,153,515
Other gains, net	(1,141)	(2,885)
Other, net	891	576
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(4,119)	(520)
Accrued expenses and other liabilities	469	87
Net cash used in operating activities	(20,061)	(65,176)
Cash flows from investing activities
Purchases of securities available-for-sale	(817,734)	(98,986)
Proceeds from sale of securities available-for-sale	—	14,016
Proceeds from paydowns and maturities of securities available-for-sale	21,403	7,936
Loan originations/purchases and payments, net	18,112	(41,254)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	—	36,400
Purchase of federal home loan and federal reserve bank stock, net	—	(5)
Purchase of premises and equipment	(32)	(391)
(Payments for) proceeds from derivative contracts, net	(8,439)	13,370
Other, net	—	128
Net cash used in investing activities	(786,690)	(68,786)
Cash flows from financing activities
Net change in noninterest bearing deposits	1,755,702	401,552
Net change in interest bearing deposits	(1,357)	(213,250)
Net change in federal home loan bank advances	—	(18,075)
Payments made on notes payable	—	(3,714)
Proceeds from common stock issuance, net	423,540	—
Proceeds from stock option exercise	261	—
Taxes paid related to net share settlement of equity awards	(1,960)	(1)
Other, net	—	46
Net cash provided by financing activities	2,176,186	166,558
Net increase in cash and cash equivalents	1,369,435	32,596
Cash and cash equivalents, beginning of period	2,962,087	133,604
Cash and cash equivalents, end of period	$4,331,522	$166,200

Supplemental cash flow information:
Cash paid for interest	$444	$4,928
Income taxes paid (refunded), net	(6)	(22)
Supplemental noncash disclosures:
Loans held-for-investment transferred to loans held-for-sale	$—	$30,792
Loans held-for-sale transferred to loans held-for-investment	—	5,098
Right-of-use assets obtained in exchange for new operating lease liabilities	71	—
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
On January 26, 2021, the Company completed its underwritten public offering of 4,563,493 shares of Class A common stock at a price of $63.00 per share, including 595,238 shares of Class A common stock upon the exercise in full by the underwriters of their option to purchase additional shares. The aggregate gross proceeds of the offering were approximately $287.5 million and net proceeds to the Company were $272.4 million after deducting underwriting discounts and offering expenses.
On March 9, 2021, the Company entered into an equity distribution agreement pursuant to which the Company may issue and sell, from time to time, up to an aggregate gross sales price of $300.0 million of the Company’s shares of Class A common stock through an “at-the-market” offering program, or ATM Program. As of March 31, 2021, the Company had sold 1,297,365 shares of Class A common stock at an average price of $118.39 under the ATM Program. The transactions resulted in gross proceeds of $153.6 million and net proceeds to the Company of $151.1 million after deducting commissions and expenses.
Financial Statement Preparation and Presentation
The accompanying interim consolidated financial statements have been prepared by the Company, without an audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K dated March 8, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Note 2—Securities
Trading
The Company engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Trading securities consists of U.S. Treasury Bills which had a fair value of $2.0 million at March 31, 2021. The carrying values of trading securities included an immaterial amount of net unrealized losses at March 31, 2021.

Available-for-sale
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
March 31, 2021
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$152,253	$167	$(1,202)	$151,218
Government agency collateralized mortgage obligation	686,030	194	(2,844)	683,380
Private-label collateralized mortgage obligation	18,688	530	(170)	19,048
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	49,135	2	(24)	49,113
Government agency collateralized mortgage obligation	42,435	—	(35)	42,400
Private-label collateralized mortgage obligation	163,993	10,504	—	174,497
Municipal bonds:
Tax-exempt	318,132	18,801	(13)	336,920
Taxable	14,206	1,485	(48)	15,643
Asset backed securities:
Government sponsored student loan pools	245,716	298	(815)	245,199
	$1,690,588	$31,981	$(5,151)	$1,717,418

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,701	$18	$(55)	$5,664
Government agency collateralized mortgage obligation	197,978	371	(298)	198,051
Private-label collateralized mortgage obligation	20,544	399	(256)	20,687
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,214	18,322	—	182,536
Municipal bonds:
Tax-exempt	246,159	24,200	—	270,359
Taxable	15,307	695	—	16,002
Asset backed securities:
Government sponsored student loan pools	248,848	17	(3,149)	245,716
	$898,751	$44,022	$(3,758)	$939,015
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of March 31, 2021 and December 31, 2020.
At March 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
March 31, 2021
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$102,614	$(1,202)	$—	$—	$102,614	$(1,202)
Government agency collateralized mortgage obligation	478,392	(2,699)	52,294	(145)	530,686	(2,844)
Private-label collateralized mortgage obligation	—	—	8,609	(170)	8,609	(170)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	18,203	(24)	—	—	18,203	(24)
Government agency collateralized mortgage obligation	30,900	(35)	—	—	30,900	(35)
Municipal bonds:
Tax-exempt	23,800	(13)	—	—	23,800	(13)
Taxable	5,767	(48)	—	—	5,767	(48)
Asset backed securities:
Government sponsored student loan pools	44,065	(80)	120,704	(735)	164,769	(815)
	$703,741	$(4,101)	$181,607	$(1,050)	$885,348	$(5,151)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,165	$(55)	$—	$—	$5,165	$(55)
Government agency collateralized mortgage obligation	120,912	(172)	56,976	(126)	177,888	(298)
Private-label collateralized mortgage obligation	290	(7)	9,950	(249)	10,240	(256)
Asset backed securities:
Government sponsored student loan pools	—	—	240,825	(3,149)	240,825	(3,149)
	$126,367	$(234)	$307,751	$(3,524)	$434,118	$(3,758)
As indicated in the tables above, as of March 31, 2021, the Company’s investment securities had gross unrealized losses totaling approximately $5.2 million, compared to approximately $3.8 million at December 31, 2020. The Company analyzes all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis, the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. The unrealized losses on government sponsored student loan pools are due primarily to increased credit spreads since purchase. The Company believes it has an adequate amount of credit enhancement and government assurance to cover any expected losses at this time. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at March 31, 2021. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of March 31, 2021, the Company had 51 securities whose estimated fair value declined 0.58% from the Company’s amortized cost; at December 31, 2020, the Company had 30 securities whose estimated fair value declined 0.86% from the Company’s amortized cost. The Company’s securities that have unrealized losses are due to widened credit spreads and changes in market interest rates since their purchase dates. Current unrealized losses are expected to recover as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
There were no sales or calls of available-for-sale securities for the three months ended March 31, 2021. For the three months ended March 31, 2020 the Company received $14.0 million in proceeds and recognized a $1.2 million gain and no loss on sales and calls of securities.
There were no credit losses associated with our securities portfolio recognized in earnings for the three months ended March 31, 2021 and 2020.
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

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$—	$—	$—	$—
After one year through five years	—	—	—	—
After five years through ten years	56,363	57,091	14,021	15,694
After ten years	1,634,225	1,660,327	884,730	923,321
Total	$1,690,588	$1,717,418	$898,751	$939,015
Note 3—Loans
The following disclosure reports the Company’s loan portfolio segments and classes. Segments are groupings of similar loans at a level in which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:
Real estate. Real estate loans includes loans for which the Company holds one-to-four family, multi-family, commercial and construction real property as collateral. Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship. The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans also may be adversely affected by conditions in the real estate markets or in the general economy.
Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, digital currency assets such as bitcoin and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risks may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Currently, commercial and industrial loans consist primarily of asset based loans. In January 2020, the Company began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians that are also customers of the Bank. The outstanding balance of SEN Leverage loans was $117.3 million and $77.2 million at March 31, 2021 and December 31, 2020, respectively.
Reverse mortgage and other. From 2012 to 2014, the Company purchased home equity conversion mortgage (“HECM”) loans (also known as reverse mortgage loans) which are a special type of home loan, for homeowners aged 62 years or older, that requires no monthly mortgage payments and allows the borrower to receive payments from the lender. Reverse mortgage loan insurance is provided by the U.S. Federal Housing Administration through the HECM program which protects lenders from losses due to non-repayment of the loans when the outstanding loan balance exceeds collateral value at the time the loan is required to be repaid. Other loans consist of consumer loans and loans secured by personal property.
Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders pending the sale of such loans in the secondary market. The Company’s risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guaranties or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, the loss rates of this portfolio have historically been minimal, and these loans are all subject to written purchase commitments from takeout investors or are hedged. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. The Company sold approximately $0.8 million and $21.7 million of loans to participants during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, gross mortgage warehouse loans were approximately $973.2 million and $963.9 million, respectively.
A summary of loans as of the periods presented are as follows:

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Real estate loans:
One-to-four family	$171,045	$187,855
Multi-family	74,003	77,126
Commercial	287,411	301,901
Construction	5,172	6,272
Commercial and industrial	118,598	78,909
Reverse mortgage and other	1,346	1,495
Mortgage warehouse	76,014	97,903
Total gross loans held-for-investment	733,589	751,461
Deferred fees, net	1,717	2,206
Total loans held-for-investment	735,306	753,667
Allowance for loan losses	(6,916)	(6,916)
Total loans held-for-investment, net	$728,390	$746,751
Total loans held-for-sale(1)	$897,227	$865,961
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.
At March 31, 2021 and December 31, 2020, approximately $539.0 million and $574.5 million, respectively, of the Company’s loan portfolio was collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California (64.7% and 68.8% as of March 31, 2021 and December 31, 2020, respectively) and Arizona (4.4% and 5.9% as of March 31, 2021 and December 31, 2020, respectively) with no other state greater than 5%. The Company attempts to address and mitigate concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics. While management believes that the collateral presently securing its portfolio and the recorded allowance for loan losses are adequate to absorb potential losses, there can be no assurances that significant deterioration in the California and Arizona real estate markets would not expose the Company to significantly greater credit risk.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $3.1 million and $2.7 million and deferred fees totaled approximately $1.7 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively.
Allowance for Loan Losses
At March 31, 2021, the Company’s total allowance for loan losses remained flat at $6.9 million, compared to December 31, 2020. The overall level of the allowance was based on Silvergate’s historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range, based on last required appraisal value, in the Company's commercial, multi-family and one-to-four family real estate loans as of March 31, 2021. In addition, during the three months ended March 31, 2021, the Company updated the allowance for loan loss model to remove no longer relevant historical loss data for the commercial and industrial loan segment, reflecting the growth of digital collateralized loans that are now the majority of the loan segment balance. In addition, the Company added a COVID-19 loan modification qualitative factor adjustment to the commercial and one-to-four family real estate loan segments to recognize the modifications granted over the previous twelve months and additional risks of default in these loan segments.
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended March 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	389	(50)	1,441	(97)	(1,571)	(21)	(91)	—
Balance, March 31, 2021	$1,634	$828	$3,251	$493	$360	$18	$332	$6,916

	Three Months Ended March 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$38	$250	$6,191
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(80)	36	166	162	114	1	(32)	367
Balance, March 31, 2020	$1,971	$689	$2,957	$258	$426	$39	$218	$6,558

	March 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$12	$—	$—	$—	$—	$7	$—	$19
General portfolio allocation	1,622	828	3,251	493	360	11	332	6,897
Total allowance for loan losses	$1,634	$828	$3,251	$493	$360	$18	$332	$6,916
Loans evaluated for impairment:
Specifically evaluated	$5,141	$—	$9,830	$—	$237	$876	$—	$16,084
Collectively evaluated	165,904	74,003	277,581	5,172	118,361	470	76,014	717,505
Total gross loans held-for-investment	$171,045	$74,003	$287,411	$5,172	$118,598	$1,346	$76,014	$733,589

	December 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$11	$—	$—	$—	$—	$29	$—	$40
General portfolio allocation	1,234	878	1,810	590	1,931	10	423	6,876
Total allowance for loan losses	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Loans evaluated for impairment:
Specifically evaluated	$5,780	$—	$9,722	$—	$274	$869	$—	$16,645
Collectively evaluated	182,075	77,126	292,179	6,272	78,635	626	97,903	734,816
Total gross loans held-for-investment	$187,855	$77,126	$301,901	$6,272	$78,909	$1,495	$97,903	$751,461

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$5,742	$5,077	$—
Commercial	9,830	9,830	—
Commercial and industrial	237	237	—
Reverse mortgage and other	801	800	—
	16,610	15,944	—
With an allowance recorded:
Real estate loans:
One-to-four family	64	64	12
Reverse mortgage and other	76	76	7
	140	140	19
Total impaired loans	$16,750	$16,084	$19

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,432	$5,716	$—
Commercial	9,723	9,722	—
Commercial and industrial	274	274	—
Reverse mortgage and other	523	523	—
	16,952	16,235	—
With an allowance recorded:
Real estate loans:
One-to-four family	64	64	11
Reverse mortgage and other	346	346	29
	410	410	40
Total impaired loans	$17,362	$16,645	$40

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,979	$77	$3,731	$26
Commercial	9,795	128	1,941	21
Commercial and industrial	249	5	2,329	42
Reverse mortgage and other	616	—	511	—
	15,639	210	8,512	89
With an allowance recorded:
Real estate loans:
One-to-four family	64	1	66	1
Reverse mortgage and other	258	—	338	—
	322	1	404	1
Total impaired loans	$15,961	$211	$8,916	$90
For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs. Cash basis interest income is not materially different than interest income recognized.
Nonaccrual and Past Due Loans
Nonperforming loans include individually evaluated impaired loans, loans for which the accrual of interest has been discontinued and loans 90 days or more past due and still accruing interest.
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,773	$2,187	$2,834	$7,794	$163,251	$171,045	$4,457	$—
Multi-family	—	—	—	—	74,003	74,003	—	—
Commercial	—	—	—	—	287,411	287,411	—	—
Construction	—	—	—	—	5,172	5,172	—	—
Commercial and industrial	—	—	—	—	118,598	118,598	—	—
Reverse mortgage and other	—	—	—	—	1,346	1,346	876	—
Mortgage warehouse	—	—	—	—	76,014	76,014	—	—
Total gross loans held-for-investment	$2,773	$2,187	$2,834	$7,794	$725,795	$733,589	$5,333	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$992	$85	$3,820	$4,897	$182,958	$187,855	$4,113	$—
Multi-family	206	—	—	206	76,920	77,126	—	—
Commercial	—	—	—	—	301,901	301,901	—	—
Construction	—	—	—	—	6,272	6,272	—	—
Commercial and industrial	—	—	—	—	78,909	78,909	—	—
Reverse mortgage and other	—	—	—	—	1,495	1,495	869	—
Mortgage warehouse	—	—	—	—	97,903	97,903	—	—
Total gross loans held-for-investment	$1,198	$85	$3,820	$5,103	$746,358	$751,461	$4,982	$—
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
As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $1.5 million and $1.5 million, respectively. The Company has allocated $11,000 of specific allowance for those loans at March 31, 2021 and $11,000 December 31, 2020. The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the three months ended March 31, 2021 or 2020.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three months ended March 31, 2021 or 2020. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three months ended March 31, 2021 or 2020.
COVID-19 Related Modifications
In March 2020, Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In December 2020, CARES Act was extended to allow eligible loan modifications until the earlier of January 1, 2022 or the date that is 60 days after the termination date of the national emergency. In accordance with interagency guidance issued in April 2020, short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The Company elected to adopt the provisions of the CARES Act for modifications that meet the requirements described above.
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. The program was offered to borrowers to modify their existing loans to temporarily defer principal and/or interest payments for a specified period of time, extend loan maturity dates and/or waive certain loan covenants. Deferred payments may be extended for continued hardship, on a case by case basis, where COVID-19 related issues continue to persist. Due to the fluid nature of COVID-19, this program has been evolving in order to provide maximum relief to bank borrowers. The majority of short-term loan modifications for commercial real estate loan borrowers consist of deferred payments which may include principal, interest and escrow. Deferred interest is capitalized to the loan balance and deferred principal is added to the maturity or payoff date. For one-to-four family residential real estate loans, the majority of short-term modifications consist of deferring full monthly payment of principal, interest and escrow, with deferred payments due at maturity or payoff of the loan. Loans qualifying for these modifications are not required to be reported as a TDR, delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification for the months of payment deferrals. Borrowers considered current are those that are less than 30 days past due on their modified contractual payments. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement.
As of March 31, 2021, loans representing $65.3 million in loan balances, or 8.9% of total gross loans held-for-investment, with the majority of the balance consisting of $40.0 million of commercial real estate loans in the hospitality sector, were still under modification, deferring a portion or all of the contractual payments.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2021
Real estate loans:
One-to-four family	$163,313	$3,275	$4,457	$—	$171,045
Multi-family	74,003	—	—	—	74,003
Commercial	265,135	14,402	7,874	—	287,411
Construction	5,172	—	—	—	5,172
Commercial and industrial	118,361	—	237	—	118,598
Reverse mortgage and other	470	—	876	—	1,346
Mortgage warehouse	76,014	—	—	—	76,014
Total gross loans held-for-investment	$702,468	$17,677	$13,444	$—	$733,589

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Reverse mortgage and other	626	—	869	—	1,495
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461
Related Party Loans
The Company had related party loans with an outstanding balance of $5.5 million and $5.0 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company advanced $2.0 million of related party loans and received $1.5 million in principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020

	(Dollars in thousands)
Amount outstanding at period-end	—	—
Weighted average interest rate at period-end	—	—
Maximum month-end balance during the period	—	$360,000
Average balance outstanding during the period	—	$68,522
Weighted average interest rate during the period	—	0.50%
FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of March 31, 2021 and December 31, 2020, were limited in the aggregate to 35% of the Company’s total assets. Loans with carrying values of approximately $1.4 billion and $1.5 billion were pledged to the FHLB as of March 31, 2021 and December 31, 2020, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $866.7 million and $893.0 million as of March 31, 2021 and December 31, 2020, respectively.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $6.2 million and $6.3 million were pledged to the FRB at March 31, 2021 and December 31, 2020, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was approximately $5.1 million and $4.8 million as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, there were no borrowings outstanding under any of these lines.
Federal Funds Purchased
The Company may borrow up to an aggregate $68.0 million, overnight on an unsecured basis, from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of March 31, 2021 and December 31, 2020, the Company had no outstanding balance of federal funds purchased.

Note 5—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At March 31, 2021, the interest rate for the Company’s next scheduled payment was 3.98%, based on six-month LIBOR of 0.23%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At March 31, 2021, the interest rate for the Company’s next scheduled payment was 2.03%, based on three-month LIBOR of 0.18%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
The outstanding balance of the subordinated debentures was $15.8 million, net of $0.1 million unamortized debt issuance cost as of March 31, 2021 and $15.8 million, net of $0.1 million unamortized debt issuance costs as of December 31, 2020.
Note 6—Derivative and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the derivative does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual derivative agreements. In accordance with accounting guidance, changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income (“OCI”), reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. For cash flow and fair value hedges, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income. For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. The changes in fair value of the hedged item is recorded as a basis adjustment to the hedged assets or liabilities. The amount included as basis adjustments would be reclassified to current earnings on a straight-line basis over the original life of the hedged item should the hedges no longer be considered effective.
Interest rate swaps. In 2020, the Company entered into two pay-fixed/receive floating rate interest rate swaps (the “Swap Agreements”) for a notional amount of $14.3 million that were designated as fair value hedges of certain available-for-sale securities. The Swap Agreements were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Swap Agreements are based on three-month LIBOR and expire in 2030 and 2031. The Company expects the Swap Agreements to remain effective during the remaining term of the Swap Agreements. The Company may receive collateral or may be required to post collateral based upon the market valuation. As of March 31, 2021, the Company held $0.3 million in cash collateral posted by the counterparty.
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
Interest rate caps. In March 2021, the Company entered into 13 interest rate cap agreements with a total notional amount of $205.0 million (“Federal Funds Rate Cap Agreements”). The Federal Funds Rate Cap Agreements are designated as fair value hedges against changes in the fair value of certain fixed rate tax-exempt municipal bonds. The Company utilizes the interest rate caps as hedges against adverse changes in interest rates on the designated securities attributable to fluctuations in the federal funds rate above 2.00%, as applicable. An increase in the benchmark interest rate hedged reduces the fair value of these assets. The Federal Funds Rate Cap Agreements expire on various dates from 2027 to 2032. The upfront fee paid to the counterparties was approximately $9.5 million. The Company expects the Federal Funds Rate Cap Agreements to remain effective during the remaining term of the respective agreements.
In 2012, the Company entered into a $12.5 million and a $3.0 million notional forward interest rate cap agreement (the “LIBOR Cap Agreements”) to hedge its variable rate subordinated debentures. The LIBOR Cap Agreements expire July 25, 2022 and March 15, 2022, respectively. The Company utilizes interest rate caps as hedges against adverse changes in cash flows on the designated preferred trusts attributable to fluctuations in three-month LIBOR beyond 0.50% for the $3.0 million subordinated debenture and six-month LIBOR beyond 0.75% for the $12.5 million subordinated debenture. The Cap Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these LIBOR Cap Agreements was approximately $2.5 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated statements of financial condition.

	March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$22,451	Derivative assets	$30,766
Cash flow hedge interest rate cap	Derivative assets	—	Derivative assets	—
Fair value hedge interest rate swap	Derivative assets	1,410	Derivative assets	338
Fair value hedge interest rate cap	Derivative assets	10,581	Derivative assets	—
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$204,627	$15,367	$(2,153)	$(278)

The following table summarizes the effects of derivatives in cash flow and fair value hedging relationships designated as hedging instruments on the Company’s OCI and consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(1,450)	$6,096	Interest income - Other interest earning assets	$136	$125
Cash flow hedge interest rate floor	(5,800)	17,666	Interest income - Taxable securities	1,052	117
Cash flow hedge interest rate cap	—	(280)	Interest expense - Subordinated debentures	(99)	(55)
Fair value hedge interest rate cap(1)	375	—
________________________
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in other comprehensive income.
The Company estimates that approximately $4.8 million of net derivative gain for cash flow hedges included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
The following table presents the effect of fair value hedge accounting on the Company’s consolidated statements of operations for the periods presented.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended March 31,
	2021		2020
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$3,592	$1,695	$6,048	$48
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$(1,072)	$(743)	$—	$—
Derivatives designated as hedging instruments	1,053	743	—	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(25)	—	—

Note 7—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$2,415	21.0%	$1,295	21.0%
State tax, net of federal benefit	(451)	(3.9)%	494	8.0%
Tax credits	(41)	(0.4)%	(56)	(0.9)%
Tax-exempt income	(347)	(3.0)%	—	—
Excess tax benefit from stock-based compensation	(3,003)	(26.1)%	—	—
Other items, net	216	1.9%	41	0.7%
Actual tax (benefit) expense	$(1,211)	(10.5)%	$1,774	28.8%
Income tax benefit was $1.2 million for the three months ended March 31, 2021 compared to an expense of $1.8 million for the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2021 and 2020 were (10.5)% and 28.8%, respectively. The decrease in the income tax expense and the Company’s effective tax rate was primarily related to excess tax benefit from stock-based compensation and tax-exempt income earned on certain municipal bonds.
The deferred tax liability balance as of March 31, 2021 was $10.2 million compared to $15.4 million as of December 31, 2020. The primary change in balance was due to the decrease in unrealized gains on available-for-sale securities portfolio and derivative assets.
Note 8 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.3 million and $0.1 million at March 31, 2021 and December 31, 2020, respectively.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Unfunded lines of credit	$119,931	$49,487
Letters of credit	133	133
Total credit extension commitments	$120,064	$49,620
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
Note 9—Stock-based Compensation
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
Total stock-based compensation expense was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
A summary of stock option activity as of March 31, 2021 and changes during the three months ended March 31, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	595,303	$8.01
Granted	18,585	127.56
Exercised	(159,122)	4.76
Forfeited or expired	(2,272)	16.09
Outstanding at March 31, 2021	452,494	$14.03	4.6 years	$57,984
Exercisable at March 31, 2021	292,311	$6.10	2.4 years	$39,775
Vested or Expected to Vest at March 31, 2021	436,078	$13.49	4.5 years	$56,113
As of March 31, 2021, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of March 31, 2021, and changes during the three months ended March 31, 2021, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	58,690	$15.61
Granted	25,722	$127.56
Vested	(294)	$14.89
Forfeited	(849)	$26.33
Nonvested at March 31, 2021	83,269	$50.08
At March 31, 2021, there was approximately $3.2 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 3.0 years.
Note 10—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Inclusive of the fully phased-in capital conservation buffer, the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio minimums are 7.00%, 8.50% and 10.50%, respectively. The net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes, as of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.
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

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2021 and December 31, 2020, are presented in the following tables:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2021
The Company
Tier 1 leverage ratio	$698,604	9.68%	$288,754	4.00%	N/A	N/A
Common equity tier 1 capital ratio	683,104	53.03%	57,967	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	698,604	54.23%	77,289	6.00%	N/A	N/A
Total risk-based capital ratio	705,820	54.79%	103,052	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	685,463	9.50%	288,744	4.00%	$360,930	5.00%
Common equity tier 1 capital ratio	685,463	53.24%	57,934	4.50%	83,682	6.50%
Tier 1 risk-based capital ratio	685,463	53.24%	77,245	6.00%	102,994	8.00%
Total risk-based capital ratio	692,679	53.80%	102,994	8.00%	128,742	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
________________________
(1)Minimum capital adequacy for common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio excludes the capital conservation buffer.
The Bank is restricted as to the amount of dividends that it can pay to the Company. Dividends declared in excess of the lesser of the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made to the Bank’s shareholder during the same period must be approved by the California DFPI. Also, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.
Note 11—Fair Value
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
Financial Instruments Required To Be Carried At Fair Value
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Securities. The fair values of securities available-for-sale and trading securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2021
Assets
Trading securities	$1,990	$—	$—	$1,990
Securities available-for-sale	—	1,717,418	—	1,717,418
Derivative assets	—	34,442	—	34,442
	$1,990	$1,751,860	$—	$1,753,850

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Assets
Securities available-for-sale	$—	$939,015	$—	$939,015
Derivative assets	—	31,104	—	31,104
	$—	$970,119	$—	$970,119
As of March 31, 2021 and December 31, 2020, assets measured at fair value on a non-recurring basis are summarized as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2021
Assets
Impaired loans:
Reverse mortgage	$—	$—	$69	$69

December 31, 2020
Assets
Impaired loans:
Reverse mortgage	$—	$—	$317	$317
Quantitative Information about Level 3 Fair Value Measurements
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range	Weighted Average(1)

	(Dollars in thousands)
March 31, 2021
Collateral-dependent impaired loans	$69	Market comparable properties	Marketability discount	10.0%	10.0%
			Selling cost	8.0%	8.0%

December 31, 2020
Collateral-dependent impaired loans	$317	Market comparable properties	Marketability discount	10.0%	10.0%
			Selling cost	8.0%	8.0%
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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2021
Financial assets:
Cash and due from banks	$16,422	$16,422	$—	$—	$16,422
Interest earning deposits	4,315,100	4,315,100	—	—	4,315,100
Loans held-for-sale	897,227	—	897,227	—	897,227
Loans held-for-investment, net	728,390	—	—	732,754	732,754
Accrued interest receivable	9,432	119	2,797	6,516	9,432
Financial liabilities:
Deposits	$7,002,371	$—	$7,269,900	$—	$7,269,900
Subordinated debentures, net	15,834	—	15,333	—	15,333
Accrued interest payable	107	—	107	—	107

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$16,405	$16,405	$—	$—	$16,405
Interest earning deposits	2,945,682	2,945,682	—	—	2,945,682
Loans held-for-sale	865,961	—	865,961	—	865,961
Loans held-for-investment, net	746,751	—	—	751,165	751,165
Accrued interest receivable	8,698	8	2,630	6,060	8,698
Financial liabilities:
Deposits	$5,248,026	$—	$5,458,900	$—	$5,458,900
Subordinated debentures, net	15,831	—	15,231	—	15,231
Accrued interest payable	260	—	260	—	260

Note 12—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share data)
Basic
Net income	$12,710	$4,393
Weighted average common shares outstanding	22,504	18,668
Basic earnings per common share	$0.56	$0.24
Diluted
Net income	$12,710	$4,393
Weighted average common shares outstanding for basic earnings per common share	22,504	18,668
Add: Dilutive effects of stock-based awards	506	449
Average shares and dilutive potential common shares	23,010	19,117
Dilutive earnings per common share	$0.55	$0.23
Stock-based awards for 44,000 and 235,000 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
Note 13—Subsequent Events
As of May 11, 2021, the Company sold 515,239 shares of Class A common stock at an average price of $118.10 under the ATM Program that resulted in gross proceeds of $60.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three months ended March 31, 2021 are not necessarily indicative of results for the year ending December 31, 2021 or any future period.
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
If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2020 Form 10-K as filed with the SEC.
Any forward-looking statement speaks only as of the date of this report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.
Overview
Silvergate Capital Corporation is the holding company for our wholly-owned subsidiary, Silvergate Bank, which we believe is the leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Key to our leadership position and growth strategy is the Silvergate Exchange Network (“SEN”) our proprietary, virtually instantaneous payment network for participants in the digital currency industry which serves as a platform for the development of additional products and services. The SEN has a powerful network effect that makes it more valuable as participants and utilization increase. The SEN has enabled us to significantly grow our noninterest bearing deposits from digital currency industry participants, which has provided the majority of our funding over the last three years. This unique source of funding is a distinctive advantage over most traditional financial institutions and allows us to generate revenue from a conservative portfolio of investments in cash, short term securities and certain types of loans that we believe generate attractive risk-adjusted returns. In addition, use of the SEN has resulted in an increase in noninterest income that we believe will become a valuable source of additional revenue as we develop and deploy fee-based solutions in connection with our digital currency initiative. We are also evaluating additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening SEN network effects.
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
The Bank provides financial services that include commercial banking, commercial and residential real estate lending, mortgage warehouse lending and commercial business lending. Our client base is diverse and consists of business and individual clients in California and other states and includes digital currency-related customers in the United States and internationally. Following the Bank’s 2009 conversion from an industrial bank to a commercial bank we began introducing an expanded array of relationship-oriented business products and services, which in the past five years has been significantly augmented by our digital currency initiative. While our commercial real estate lending activities are concentrated in California, we have a broader, nationwide focus on deposit and cash management services for digital currency related businesses, as well as mortgage warehouse lending. Beginning in July 2020, we ceased issuing purchase commitments for residential real estate loans through our former correspondent lending unit, but will continue to service existing loans currently on our balance sheet.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of March 31, 2021, we had over 200 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our proprietary, cloud-based application programming interface (“API”).
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
Silvergate Exchange Network
The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
# of SEN Transactions	166,772	31,405
$ of Volume of SEN Transfers	$166,506	$17,372

Financial Results
The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$23,306	$20,062
Interest expense	291	4,584
Net interest income	23,015	15,478
Provision for loan losses	—	367
Net interest income after provision	23,015	15,111
Noninterest income	8,090	4,931
Noninterest expense	19,606	13,875
Income before income taxes	11,499	6,167
Income tax (benefit) expense	(1,211)	1,774
Net income	$12,710	$4,393
Financial Ratios(1):
Return on average assets (ROAA)	0.71%	0.79%
Return on average equity (ROAE)	9.76%	7.14%
Net interest margin(2)	1.33%	2.86%
Noninterest income to average assets	0.45%	0.89%
Noninterest expense to average assets	1.10%	2.50%
Efficiency ratio(3)	63.03%	67.98%
Loan yield(4)	4.31%	5.15%
Cost of deposits	0.00%	0.87%
Cost of funds	0.02%	0.94%
Share Data:
Basic earnings per share	$0.56	$0.24
Diluted earnings per share	$0.55	$0.23
Basic weighted average shares outstanding	22,504	18,668
Diluted weighted average shares outstanding	23,010	19,117
________________________
(1)Data has been annualized except for efficiency ratio.
(2)Net interest margin is a ratio calculated as annualized net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	March 31, 2021	December 31, 2020

	(Dollars in thousands, except per share data)
Statement of Financial Condition Data:
Cash and cash equivalents	$4,331,522	$2,962,087
Securities available-for-sale, at fair value	1,717,418	939,015
Loans held-for-sale	897,227	865,961
Loans held-for-investment, net	728,390	746,751
Other	82,595	72,421
Total assets	$7,757,152	$5,586,235
Deposits	$7,002,371	$5,248,026
Borrowings	15,834	15,831
Other liabilities	25,326	28,079
Total liabilities	7,043,531	5,291,936
Total shareholders’ equity	713,621	294,299
Total liabilities and shareholders' equity	$7,757,152	$5,586,235
Nonperforming Assets:
Nonperforming loans	$5,333	$4,982
Troubled debt restructurings	$1,484	$1,525
Other real estate owned, net	—	—
Nonperforming assets	$5,333	$4,982
Asset Quality Ratios:
Nonperforming assets to total assets	0.07%	0.09%
Nonperforming loans to gross loans(1)	0.73%	0.66%
Nonperforming assets to gross loans and other real estate owned(1)	0.73%	0.66%
Net charge-offs to average total loans(1)	0.00%	0.00%
Allowance for loan losses to gross loans(1)	0.94%	0.92%
Allowance for loan losses to nonperforming loans	129.68%	138.82%
Company Capital Ratios:
Tier 1 leverage ratio	9.68%	8.29%
Common equity tier 1 capital ratio	53.03%	21.53%
Tier 1 risk-based capital ratio	54.23%	22.88%
Total risk-based capital ratio	54.79%	23.49%
Total shareholders’ equity to total assets	9.20%	5.27%
Book value per share	$28.75	$15.63
Bank Capital Ratios:
Tier 1 leverage ratio	9.50%	8.22%
Common equity tier 1 capital ratio	53.24%	22.71%
Tier 1 risk-based capital ratio	53.24%	22.71%
Total risk-based capital ratio	53.80%	23.32%
Other:
Total headcount	222	218
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Other than ongoing uncertainty related to COVID-19, there have been no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2021.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$23,306	$20,062	16.2%
Interest expense	291	4,584	(93.7)%
Net interest income	23,015	15,478	48.7%
Provision for loan losses	—	367	N/M
Net interest income after provision	23,015	15,111	52.3%
Noninterest income	8,090	4,931	64.1%
Noninterest expense	19,606	13,875	41.3%
Income before income taxes	11,499	6,167	86.5%
Income tax (benefit) expense	(1,211)	1,774	(168.3)%
Net income	$12,710	$4,393	189.3%
________________________
N/M—Not meaningful
Net income for the three months ended March 31, 2021 was $12.7 million, an increase of $8.3 million or 189.3% from net income of $4.4 million for the three months ended March 31, 2020. The increase was primarily due to a $7.5 million increase in net interest income, a $3.2 million increase in noninterest income and a $3.0 million decrease in income tax expense, offset by a $5.7 million increase in noninterest expense, all as described below.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$4,450,110	$1,279	0.12%	$234,356	$724	1.24%
Taxable securities	850,558	3,592	1.71%	902,165	6,048	2.70%
Tax-exempt securities(1)	270,711	2,146	3.21%	6,611	61	3.71%
Loans(2)(3)	1,559,989	16,597	4.31%	1,024,982	13,121	5.15%
Other	15,331	143	3.78%	10,746	121	4.53%
Total interest earning assets	7,146,699	23,757	1.35%	2,178,860	20,075	3.71%
Noninterest earning assets	72,155			49,307
Total assets	$7,218,854			$2,228,167
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$117,228	$46	0.16%	$441,682	$4,051	3.69%
FHLB advances and other borrowings	—	—	—	63,986	227	1.43%
Subordinated debentures and other	15,832	245	6.28%	19,061	306	6.46%
Total interest bearing liabilities	133,060	291	0.89%	524,729	4,584	3.51%
Noninterest bearing liabilities:
Noninterest bearing deposits	6,526,555			1,436,062
Other liabilities	30,911			19,900
Shareholders’ equity	528,328			247,476
Total liabilities and shareholders’ equity	$7,218,854			$2,228,167
Net interest spread(4)			0.46%			0.20%
Net interest income, taxable equivalent basis		$23,466			$15,491
Net interest margin(5)			1.33%			2.86%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(451)			(13)
Net interest income, as reported		$23,015			$15,478
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
(5)Net interest margin is a ratio calculated as annualized net interest income, on a taxable equivalent basis, divided by average interest earning assets for the same period.
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended March 31, 2021 Compared to 2020
	Change Due To		Interest Variance
	Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$1,779	$(1,224)	$555
Taxable securities	(329)	(2,127)	(2,456)
Tax-exempt securities(1)	2,095	(10)	2,085
Loans	5,975	(2,499)	3,476
Other	45	(23)	22
Total interest income	9,565	(5,883)	3,682
Interest Expense:
Interest bearing deposits	(3,854)	(151)	(4,005)
FHLB advances and other borrowings	(227)	—	(227)
Subordinated debentures	—	(61)	(61)
Total interest expense	(4,081)	(212)	(4,293)
Net interest income, taxable equivalent basis	$13,646	$(5,671)	$7,975
________________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $8.0 million to $23.5 million for the three months ended March 31, 2021, compared to $15.5 million for the three months ended March 31, 2020, due to a decrease of $4.3 million in interest expense and an increase of $3.7 million in interest income.
Average total interest earning assets increased $5.0 billion or 228.0% for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an increase in interest earning deposits in other banks and loans, with loan growth driving the increase in interest income. The average annualized yield on total interest earning assets decreased from 3.71% for the three months ended March 31, 2020, to 1.35% for the three months ended March 31, 2021, primarily due to interest earning deposits in other banks being a greater percentage of interest earning assets, and lower yields being realized on interest earning deposits, loans and securities. The lower yields were due to declines in federal funds rate and LIBOR which was partially offset by the interest rate floors. In February 2020, the Company sold $200.0 million of its total $400.0 million notional amount of interest rate floors, which resulted in a net gain of $8.4 million, which is being recognized over the weighted average remaining term of 4.1 years. The sale of the floors secured the benefit of lower interest rates at the time of the sale.
Average interest bearing liabilities decreased $391.7 million or 74.6% for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to calling the remaining balance of brokered certificates of deposit in the second quarter of 2020. The average annualized rate on total interest bearing liabilities decreased to 0.89% for the three months ended March 31, 2021, compared to 3.51% for the same period in 2020, primarily due to the impact of calling a portion of brokered certificates of deposits in the first quarter of 2020, which included $2.1 million of accelerated premium expense in addition to $1.6 million of coupon interest expense for the first quarter of 2020.
For the three months ended March 31, 2021, the net interest spread was 0.46% and the net interest margin was 1.33%, compared to 0.20% and 2.86%, respectively, for the comparable period in 2020. The increase in the net interest spread in the three months ended March 31, 2021 was primarily due to calling the outstanding brokered certificates of deposits in the second quarter of 2020, partially offset by lower yields on interest earning deposits, loans and securities due to a declining interest rate environment. The decrease in the net interest margin compared to the three months ended March 31, 2020 was primarily due to lower yields on interest earning deposits, loans and securities due to a declining interest rate environment, and to a lesser extent due to a greater proportion of lower yielding cash and cash equivalents as a percentage of total interest earning assets, which was driven by the increase in noninterest bearing digital currency customer deposits.

Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded no additional provision for loan losses and an expense of $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The allowance for loan losses to total gross loans held-for-investment was 0.94% at March 31, 2021, compared to 0.96% at March 31, 2020. Management determined that no provision for the three months ended March 31, 2021 was necessary based on our historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range in our commercial, multi-family and one-to-four family residential real estate held-for-investment loan portfolios as of March 31, 2021.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended March 31,
	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$954	$382	149.7%
Service fees related to off-balance sheet deposits	—	70	N/M
Deposit related fees	7,124	1,766	303.4%
Gain on sale of securities, net	—	1,197	N/M
Gain on sale of loans, net	—	506	N/M
Gain on extinguishment of debt	—	925	N/M
Other income	12	85	(85.9)%
Total noninterest income	$8,090	$4,931	64.1%
________________________
N/M—Not meaningful
Noninterest income increased $3.2 million or 64.1% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $5.4 million in deposit related fees, substantially all of which are fees from our digital currency customers, and a $0.6 million increase in mortgage warehouse fee income, partially offset by a $1.2 million decrease in gain on sale of securities, a $0.9 million decrease in gain on extinguishment of debt, and a $0.5 million decrease in gain on sale of loans due to the exit of our correspondent lending division in March 2020. The $5.4 million increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended March 31,
	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$10,990	$8,955	22.7%
Occupancy and equipment	614	907	(32.3)%
Communications and data processing	1,621	1,261	28.5%
Professional services	1,717	985	74.3%
Federal deposit insurance	2,296	123	N/M
Correspondent bank charges	497	373	33.2%
Other loan expense	174	122	42.6%
Other general and administrative	1,697	1,149	47.7%
Total noninterest expense	$19,606	$13,875	41.3%
________________________
N/M—Not meaningful
Noninterest expense increased $5.7 million or 41.3% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to increases in salaries and employee benefits, professional services, federal deposit insurance and other general and administrative expense. The increase of $2.0 million or 22.7% in salaries and employee benefits was primarily due to an increase in cost per full-time equivalent employee. The Company’s average full-time equivalent employees increased from 210 for the three months ended March 31, 2020 to 219 for the three months ended March 31, 2021. Occupancy and equipment decreased $0.3 million or 32.3%, due to a reduction in costs related to our leased office space and fixed assets no longer in use that were written off during the three months ended December 31, 2020. Communications and data processing increased $0.4 million or 28.5% primarily due to continued investment in compliance software to support our digital currency related customer base and additional core processing expense due to higher transaction volumes. We continue to invest in cloud based scalable technology to expand our banking platform with solutions to complement our API-enabled SEN. Professional services increased $0.7 million or 74.3% due primarily to consulting fees for projects related to our strategic growth initiatives. Federal deposit insurance expense increased $2.2 million due to a rate increase driven by the significant growth in deposits. Other general and administrative expense increased $0.5 million or 47.7% due to a legal settlement, increases for expanded coverage in insurance and an increase in the provision for unfunded commitments related to the increase in SEN Leverage loans total lines of credit, partially offset by a decrease in travel related expenses due to the impact of the COVID-19 pandemic.
Income Tax Expense (Benefit)
Income tax benefit was $1.2 million for the three months ended March 31, 2021, compared to an expense of $1.8 million for the three months ended March 31, 2020. Our effective tax rates for the three months ended March 31, 2021 and 2020 were (10.5)% and 28.8%, respectively. The decrease in income tax expense and our effective tax rate was primarily related to significant tax benefits recognized on the exercise of stock options and the impact of tax-exempt income.
Financial Condition
As of March 31, 2021, our total assets increased to $7.8 billion compared to $5.6 billion as of December 31, 2020. Shareholders’ equity increased $419.3 million, or 142.5%, to $713.6 million at March 31, 2021, compared to $294.3 million at December 31, 2020. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $2.9 billion at December 31, 2020 to $4.3 billion at March 31, 2021. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank earning 0.10% at March 31, 2021 and December 31, 2020. The increase in interest earning deposits is due to growth in total deposits exceeding growth in total loans and securities.

Securities Available-for-sale
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the periods presented, substantially all securities were classified as available-for-sale.
Our securities available-for-sale increased $778.4 million, or 82.9%, from $939.0 million at December 31, 2020 to $1.7 billion at March 31, 2021. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, other asset backed securities and municipal bonds. During the three months ended March 31, 2021, the Company purchased $817.7 million of securities, including $651.1 million of agency residential mortgage-backed securities, $92.4 million of agency commercial mortgage-backed securities, and $74.2 million of tax-exempt municipal bonds.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at March 31, 2021 and the amortized cost and carrying value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
March 31, 2021
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$—	—	$—	—	$—	—	$152,253	1.62%	$152,253	$151,218	1.62%
Government agency collateralized mortgage obligation	—	—	—	—	150	1.34%	685,880	0.71%	686,030	683,380	0.71%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	18,688	2.65%	18,688	19,048	2.65%
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	49,135	0.51%	49,135	49,113	0.51%
Government agency collateralized mortgage obligation	—	—	—	—	42,435	0.22%	—	—	42,435	42,400	0.22%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	163,993	3.21%	163,993	174,497	3.21%
Municipal bonds:
Tax-exempt	—	—	—	—	13,778	3.15%	304,354	2.53%	318,132	336,920	2.56%
Taxable	—	—	—	—	—	—	14,206	2.72%	14,206	15,643	2.72%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	245,716	0.78%	245,716	245,199	0.78%
Total securities	$—	—	$—	—	$56,363	0.94%	$1,634,225	1.43%	$1,690,588	$1,717,418	1.41%

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$152,253	$151,218	$5,701	$5,664
Government agency collateralized mortgage obligation	686,030	683,380	197,978	198,051
Private-label collateralized mortgage obligation	18,688	19,048	20,544	20,687
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	49,135	49,113	—	—
Government agency collateralized mortgage obligation	42,435	42,400	—	—
Private-label collateralized mortgage obligation	163,993	174,497	164,214	182,536
Municipal bonds:
Tax-exempt	318,132	336,920	246,159	270,359
Taxable	14,206	15,643	15,307	16,002
Asset backed securities:
Government sponsored student loan pools	245,716	245,199	248,848	245,716
Total securities	$1,690,588	$1,717,418	$898,751	$939,015
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
In 2020, we began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians that are also customers of the Bank. Our SEN Leverage product enables our digital currency customers to borrow U.S. dollars directly from the Bank to purchase bitcoin using bitcoin as the collateral for these loans, which we refer to as SEN Leverage direct lending. In the SEN Leverage direct lending structure, a Bank exchange customer, acting as custodian, holds the borrower’s bitcoin and the Bank uses the SEN to fund the loan directly to the borrower’s account at the exchange. In addition to providing SEN Leverage direct lending, the Bank also provides loans collateralized with bitcoin to certain third-party digital currency industry lenders for loans to their customers, which we refer to as SEN Leverage indirect lending. In the SEN Leverage indirect lending structure, the lender uses bitcoin to collateralize its loan with the Bank and the funding of the loan and liquidation of the collateral may or may not occur via the SEN. The Bank uses a custodian to custody the bitcoin collateral and a separate digital currency service provider to monitor the bitcoin collateral coverage ratio and, if necessary, to liquidate the bitcoin collateral. We believe our SEN Leverage product is unique in the digital currency industry, creating both deeper relationships with our clients and an attractive source of potential future revenue growth. The outstanding balance of SEN Leverage loans was $117.3 million and $77.2 million at March 31, 2021 and December 31, 2020, respectively, and is included in the commercial and industrial loan segment.

The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$171,045	23.3%	$187,855	25.0%
Multi-family	74,003	10.1%	77,126	10.3%
Commercial	287,411	39.2%	301,901	40.2%
Construction	5,172	0.7%	6,272	0.8%
Commercial and industrial	118,598	16.2%	78,909	10.5%
Reverse mortgage and other	1,346	0.2%	1,495	0.2%
Mortgage warehouse	76,014	10.3%	97,903	13.0%
Total gross loans held-for-investment	733,589	100.0%	751,461	100.0%
Deferred fees, net	1,717		2,206
Total loans held-for-investment	735,306		753,667
Allowance for loan losses	(6,916)		(6,916)
Total net loans held-for-investment	$728,390		$746,751
Loans held-for-sale(1)	$897,227		$865,961
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.

The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at March 31, 2021:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	March 31, 2021
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$18	$405	$170,622	$171,045
Multi-family	2,503	41,585	29,915	74,003
Commercial	40,001	146,917	100,493	287,411
Construction	1,261	3,911	—	5,172
Commercial and industrial	118,598	—	—	118,598
Reverse mortgage and other	—	—	1,346	1,346
Mortgage warehouse	76,014	—	—	76,014
Total gross loans held-for-investment	$238,395	$192,818	$302,376	$733,589
Amounts with fixed rates	$201,739	$176,551	$47,991	$426,281
Amounts with floating rates	$36,656	$16,267	$254,385	$307,308
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
Nonperforming loans increased to $5.3 million, or 0.73% of total loans, at March 31, 2021, compared to $5.0 million, or 0.66% of total loans, at December 31, 2020. The increase in nonperforming loans during the three months ended March 31, 2021 was due primarily to an increase in one-to-four family real estate loans.
Total nonperforming assets were $5.3 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively, or 0.07% and 0.09%, respectively, of total assets.
The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$4,457	$4,113
Reverse mortgage and other	876	869
Accruing loans 90 or more days past due	—	—
Total gross nonperforming loans	5,333	4,982
Other real estate owned, net	—	—
Total nonperforming assets	$5,333	$4,982
Ratio of nonperforming loans to total loans(1)	0.73%	0.66%
Ratio of nonperforming assets to total assets	0.07%	0.09%

Troubled debt restructurings
Restructured loans-nonaccrual	$564	$564
Restructured loans-accruing	920	961
Total troubled debt restructurings	$1,484	$1,525
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
COVID-19 Update
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus as a pandemic. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain. The following is a summary of the impact and potential effects of COVID-19 on the Company’s loan portfolio.
At March 31, 2021, our gross loans held-for-investment portfolio was $733.6 million, with its largest segments consisting of commercial real estate and one-to-four-family residential real estate loans. Although there is significant uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, our relatively low to moderate loan-to-value ratios provide a lower probability of loss in the event of defaults in our loan portfolio. We will continue to monitor trends in our loan portfolio segments for any known or probable adverse conditions with an emphasis on our retail and hospitality loans within our commercial real estate loan portfolio.

Additional information at March 31, 2021 related to our loan segments, including the weighted average loan-to-values for our real estate portfolio, is set forth below. Weighted average loan-to-value ratios are based on current loan balances and appraised values obtained either at loan origination or based on a more current updated appraisal.

	March 31, 2021
	Loan Balance At Period End	Weighted Average Loan-to-Value	Percentage of Gross Loans Held-for-Investment

Loan Segment:	(Dollars in thousands)
Real estate loans:
One-to-four family	$171,045	54%	23.3%
Multi-family	74,003	51%	10.1%
Commercial industry sectors:
Retail	75,585	54%	10.3%
Hospitality	46,640	44%	6.4%
Office	47,823	64%	6.5%
Industrial	63,813	60%	8.7%
Other	53,550	43%	7.3%
Total commercial	287,411	53%	39.2%
Construction	5,172	56%	0.7%
Other	195,958	N/A	26.7%
Total gross loans held-for-investment	$733,589	N/A	100.0%
In March 2020, Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not troubled debt restructurings (“TDRs”). In December 2020, CARES Act was extended to allow eligible loan modifications until the earlier of January 1, 2022 or the date that is 60 days after the termination date of the national emergency. In accordance with interagency guidance issued in April 2020, short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The Company elected to adopt the provisions of the CARES Act for modifications that meet the requirements described above. None of the modified loans met the criteria of a TDR under the CARES Act or the related interagency statement.
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. Due to the fluid nature of COVID-19, this program has been evolving in order to provide maximum relief to bank borrowers. As of March 31, 2021, the remaining loans in deferral due to COVID-19 are as follows:

	Loan Balance At Period End	Percentage of Gross Loans Held-for-Investment

	(Dollars in thousands)
COVID-19 related modifications:
Real estate loans:
One-to-four family	$6,928	0.9%
Commercial industry sectors:
Retail	10,492	1.4%
Hospitality	40,019	5.5%
Office	7,874	1.1%
Total commercial	58,385	8.0%
Total modifications outstanding	$65,313	8.9%
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
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2021
Real estate loans:
One-to-four family	$163,313	$3,275	$4,457	$—	$171,045
Multi-family	74,003	—	—	—	74,003
Commercial	265,135	14,402	7,874	—	287,411
Construction	5,172	—	—	—	5,172
Commercial and industrial	118,361	—	237	—	118,598
Reverse mortgage and other	470	—	876	—	1,346
Mortgage warehouse	76,014	—	—	—	76,014
Total gross loans held-for-investment	$702,468	$17,677	$13,444	$—	$733,589

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Reverse mortgage and other	626	—	869	—	1,495
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461

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
Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as TDRs. As of March 31, 2021, the Company held seven loans totaling $1.5 million that were TDRs, compared to seven loans totaling to $1.5 million at December 31, 2020.
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
The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,916	$6,191
Total charge-offs	—	—
Total recoveries	—	—
Net charge-offs	—	—
Provision for loan losses	—	367
Allowance for loan losses at period end	$6,916	$6,558

Total gross loans outstanding (end of period)	$733,589	$683,214
Average loans outstanding	$744,557	$664,040

Allowance for loan losses to period end loans	0.94%	0.96%
Net charge-offs to average loans	0.00%	0.00%
Our allowance for loan losses at March 31, 2021 and March 31, 2020 was $6.9 million and $6.6 million, respectively, or 0.94% and 0.96% of loans held-for-investment for each respective period-end. The decrease in the ratio of the allowance for loan losses to gross loans held-for-investment from March 31, 2020 was due to changes in loan product and segment mix.
We had no charge-offs and no recoveries for the three months ended March 31, 2021 and March 31, 2020.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2021		December 31, 2020
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,634	0.22%	$1,245	0.17%
Multi-family	828	0.11%	878	0.12%
Commercial	3,251	0.44%	1,810	0.24%
Construction	493	0.07%	590	0.08%
Commercial and industrial	360	0.05%	1,931	0.24%
Reverse mortgage and other	18	0.00%	39	0.01%
Mortgage warehouse	332	0.05%	423	0.06%
Total allowance for loan losses	$6,916	0.94%	$6,916	0.92%
________________________
(1)Loan amount as a percentage of total gross loans.

Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers. Deposits increased $1.8 billion, or 33.4% to $7.0 billion at March 31, 2021, compared to $5.2 billion December 31, 2020. Noninterest bearing deposits totaled $6.9 billion, representing approximately 98.4% of total deposits, at March 31, 2021, compared to $5.1 billion, representing approximately 97.8% of total deposits, at December 31, 2020.
At March 31, 2021, deposits by foreign depositors amounted to $2.8 billion or 39.7% of total deposits, compared to $1.4 billion, or 27.6% of total deposits, at December 31, 2020.The increase in total deposits from the prior year end was driven by an increase in deposits from digital currency exchanges, institutional investors in digital assets and other fintech related customers, with elevated client activity evidenced by the record volume of SEN transactions during the quarter. The Bank’s 10 largest depositors accounted for $2.8 billion in deposits, or approximately 40.6% of total deposits at March 31, 2021 compared to $2.5 billion in deposits, or approximately 47.5% of total deposits at December 31, 2020, substantially all of which are customers operating in the digital currency industry.
Our continued growth has been accompanied by significant fluctuations in the level of our deposits, in particular our deposits from customers in the digital currency industry, as our customers in this industry typically carry higher balances over the weekend to take advantage of the 24/7 availability of the SEN, and carry lower balances during the business week. The Bank’s average total digital currency deposits during the three months ended March 31, 2021 amounted to $6.4 billion, the high and low daily total digital currency deposit levels during such time were $8.4 billion and $4.6 billion, respectively.
Demand for new deposit accounts is generated by the Company’s banking platform for innovators that includes the SEN, which is enabled through Silvergate’s proprietary API, and other cash management solutions. These tools enable Silvergate’s clients to grow their business and scale operations. The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	March 31, 2021		December 31, 2020
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	85	$2,993	76	$2,479
Institutional investors	695	2,166	607	1,811
Other customers	324	1,634	286	749
Total	1,104	$6,793	969	$5,039
________________________
(1)Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.00% and 0.02%, respectively, for the three months ended March 31, 2021, compared to 0.87% and 0.94%, respectively, for the three months ended March 31, 2020. The decrease in the weighted average cost of deposits compared to the prior period was driven by the absence of any interest expense associated with brokered certificates of deposit, which were called in the second quarter of 2020.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$6,526,555	—	$1,931,310	—
Interest bearing accounts:
Interest bearing demand accounts	42,197	0.13%	44,991	0.14%
Money market and savings accounts	74,318	0.16%	71,432	0.46%
Certificates of deposit:
Brokered certificates of deposit	—	—	95,611	5.65%
Other	713	0.57%	1,311	0.92%
Total interest bearing deposits	117,228	0.16%	213,345	2.72%
Total deposits	$6,643,783	0.00%	$2,144,655	0.27%
The following table presents the maturities of our certificates of deposit as of March 31, 2021:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$—	$—	$—	$306	$306
Less than $100,000	67	53	100	111	331
Total	$67	$53	$100	$417	$637
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. At March 31, 2021, approximately $1.4 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. At March 31, 2021, we had no outstanding FHLB advances and had an additional $866.7 million in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Three Months Ended March 31, 2021	Year Ended December 31, 2020

	(Dollars in thousands)
Amount outstanding at period-end	—	$—
Weighted average interest rate at period-end	—	—
Maximum month-end balance during the period	—	$360,000
Average balance outstanding during the period	—	$68,522
Weighted average interest rate during the period	—	0.50%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $5.1 million as of March 31, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of March 31, 2021.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At March 31, 2021, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At March 31, 2021, the interest rate for the Company’s next scheduled payment was 3.98%, based on six-month LIBOR of 0.23%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At March 31, 2021, the interest rate for the Company’s next scheduled payment was 2.03%, based on three-month LIBOR of 0.18%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At March 31, 2021, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $68.0 million with other correspondent banks.
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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. At March 31, 2021, we had $866.7 million of available borrowing capacity from the FHLB, $5.1 million of available borrowing capacity from the FRB and available lines of credit of $68.0 million with other correspondent banks. Cash and cash equivalents at March 31, 2021 were $4.3 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $419.3 million to $713.6 million at March 31, 2021, compared to $294.3 million at December 31, 2020. The increase in shareholders’ equity was primarily due to two equity offerings, which resulted in the issuance of a total of 5,860,858 shares of Class A common stock for aggregate gross proceeds of $441.1 million and net proceeds of $423.5 million after deducting underwriting discounts and offering expenses, as applicable, in addition to net income for the three months ended March 31, 2021, which amounted to $12.7 million, partially offset by a decrease in accumulated other comprehensive income of $15.5 million.
On March 9, 2021, the Company entered into an equity distribution agreement pursuant to which the Company may issue and sell, from time to time, up to an aggregate gross sales price of $300.0 million of the Company’s shares of Class A common stock through an “at-the-market” offering program, or ATM Program. As of May 11, 2021, the ATM program has a remaining availability of approximately $85.6 million.
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
As of March 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2021
The Company
Tier 1 leverage ratio	$698,604	9.68%	$288,754	4.00%	N/A	N/A
Common equity tier 1 capital ratio	683,104	53.03%	57,967	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	698,604	54.23%	77,289	6.00%	N/A	N/A
Total risk-based capital ratio	705,820	54.79%	103,052	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	685,463	9.50%	288,744	4.00%	$360,930	5.00%
Common equity tier 1 capital ratio	685,463	53.24%	57,934	4.50%	83,682	6.50%
Tier 1 risk-based capital ratio	685,463	53.24%	77,245	6.00%	102,994	8.00%
Total risk-based capital ratio	692,679	53.80%	102,994	8.00%	128,742	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
________________________
(1)Minimum capital adequacy for common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio excludes the capital conservation buffer.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated statements of financial condition. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to “Note 8—Commitments and Contingencies—Off-Balance Sheet Items” of the “Notes to Unaudited Consolidated Financial Statements” under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	(Dollars in thousands)
March 31, 2021
Assets
Interest earning assets
Loans(1)	$1,136,583	$45,817	$185,535	$1,367,935	$264,598	$1,632,533
Securities(2)	935,858	4,517	25,921	966,296	767,963	1,734,259
Interest earning deposits in other banks	4,309,544	1,275	—	4,310,819	4,281	4,315,100
Total earning assets	$6,381,985	$51,609	$211,456	$6,645,050	$1,036,842	$7,681,892
Liabilities
Interest bearing liabilities
Interest bearing deposits	$112,071	$—	$—	$112,071	$382	$112,453
Certificates of deposit	67	—	153	220	417	637
Total interest bearing deposits	112,138	—	153	112,291	799	113,090
Total interest bearing liabilities	$112,138	$—	$153	$112,291	$799	$113,090
Period gap	$6,269,847	$51,609	$211,303	$6,532,759	$1,036,043	$7,568,802
Cumulative gap	$6,269,847	$6,321,456	$6,532,759	$6,532,759	$7,568,802
Ratio of cumulative gap to total earning assets	81.62%	82.29%	85.04%	85.04%	98.53%
________________________
(1)Includes loans held-for-sale.
(2)Includes trading and available-for-sale securities, FHLB and FRB stock.
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

The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2021:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2021	(11.27)%	0.00%	63.41%	126.46%	191.71%
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
The following table illustrates the results of our EVE analysis as of March 31, 2021.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2021	(20.26)%	0.00%	17.39%	39.04%	61.12%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 8, 2021.
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

10.3	Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Kathleen E. Fraher
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGATE CAPITAL CORPORATION

Date:	May 11, 2021	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2021	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)