Form 10-Q
period 2021-06-30
Silvergate Capital Corp
filed 2021-08-10
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ending June 30, 2021
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
(858) 362-6300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SI	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	SIPrA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 3, 2021, the registrant had 26,520,621 shares of Class A voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$52,859	$16,405
Interest earning deposits in other banks	4,415,458	2,945,682
Cash and cash equivalents	4,468,317	2,962,087
Trading securities, at fair value	26,998	—
Securities available-for-sale, at fair value	6,176,778	939,015
Loans held-for-sale, at lower of cost or fair value	748,577	865,961
Loans held-for-investment, net of allowance for loan losses of $6,916 at June 30, 2021 and December 31, 2020	740,155	746,751
Federal home loan and federal reserve bank stock, at cost	29,460	14,851
Accrued interest receivable	24,505	8,698
Premises and equipment, net	1,604	2,072
Derivative assets	39,454	31,104
Other assets	33,628	15,696
Total assets	$12,289,476	$5,586,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$11,290,638	$5,133,579
Interest bearing accounts	80,918	114,447
Total deposits	11,371,556	5,248,026
Subordinated debentures, net	15,838	15,831
Accrued expenses and other liabilities	31,575	28,079
Total liabilities	11,418,969	5,291,936
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 26,508 and 18,770 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	265	188
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 0 and 64 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	1
Additional paid-in capital	697,070	129,726
Retained earnings	151,993	118,348
Accumulated other comprehensive income	21,179	46,036
Total shareholders’ equity	870,507	294,299
Total liabilities and shareholders’ equity	$12,289,476	$5,586,235
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$17,158	$11,710	$33,755	$24,831
Taxable securities	8,324	4,123	11,916	10,171
Tax-exempt securities	3,123	1,577	4,818	1,625
Other interest earning assets	1,599	405	2,878	1,129
Dividends and other	466	200	609	321
Total interest income	30,670	18,015	53,976	38,077
Interest expense
Deposits	35	1,652	81	5,703
Federal home loan bank advances	—	44	—	271
Subordinated debentures and other	252	267	497	573
Total interest expense	287	1,963	578	6,547
Net interest income before provision for loan losses	30,383	16,052	53,398	31,530
Provision for loan losses	—	222	—	589
Net interest income after provision for loan losses	30,383	15,830	53,398	30,941
Noninterest income
Mortgage warehouse fee income	753	450	1,707	832
Service fees related to off-balance sheet deposits	—	7	—	77
Deposit related fees	11,308	2,438	18,432	4,204
Gain on sale of securities, net	—	2,556	—	3,753
(Loss) gain on sale of loans, net	—	(56)	—	450
Gain on extinguishment of debt	—	—	—	925
Other income	8	39	20	124
Total noninterest income	12,069	5,434	20,159	10,365
Noninterest expense
Salaries and employee benefits	10,260	9,002	21,250	17,957
Occupancy and equipment	599	894	1,213	1,801
Communications and data processing	1,796	1,313	3,417	2,574
Professional services	2,594	1,105	4,311	2,090
Federal deposit insurance	3,844	182	6,140	305
Correspondent bank charges	812	347	1,309	720
Other loan expense	280	99	454	221
Other general and administrative	1,334	1,030	3,031	2,179
Total noninterest expense	21,519	13,972	41,125	27,847
Income before income taxes	20,933	7,292	32,432	13,459
Income tax (benefit) expense	(2)	1,826	(1,213)	3,600
Net income	$20,935	$5,466	$33,645	$9,859
Basic earnings per share	$0.81	$0.29	$1.40	$0.53
Diluted earnings per share	$0.80	$0.29	$1.37	$0.52
Weighted average shares outstanding:
Basic	25,707	18,672	24,114	18,670
Diluted	26,102	19,106	24,565	19,112
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$20,935	$5,466	$33,645	$9,859
Other comprehensive income (loss):
Change in net unrealized (loss) gain on available-for-sale securities	(4,438)	25,190	(17,872)	15,877
Less: Reclassification adjustment for net gain included in net income	—	(2,556)	—	(3,753)
Income tax effect	1,251	(6,475)	4,941	(3,468)
Unrealized (loss) gain on available-for-sale securities, net of tax	(3,187)	16,159	(12,931)	8,656
Change in net unrealized (loss) gain on derivative assets	(8,074)	2,731	(15,534)	26,197
Less: Reclassification adjustment for net gain included in net income	(510)	(510)	(1,014)	(681)
Income tax effect	2,433	(636)	4,622	(7,303)
Unrealized (loss) gain on derivative instruments, net of tax	(6,151)	1,585	(11,926)	18,213
Other comprehensive (loss) income	(9,338)	17,744	(24,857)	26,869
Total comprehensive income	$11,597	$23,210	$8,788	$36,728
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

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	18,769,771	$188	64,197	$1	$129,726	$118,348	$46,036	$294,299
Total comprehensive income (loss), net of tax	—	—	—	—	—	12,710	(15,519)	(2,809)
Net proceeds from stock issuance	5,860,858	58	—	—	423,482	—	—	423,540
Conversion of Class B common stock to Class A common stock	64,197	1	(64,197)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	290	—	—	290
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	125,142	1	—	—	(1,700)	—	—	(1,699)
Balance at March 31, 2021	24,819,968	248	—	—	551,798	131,058	30,517	713,621
Total comprehensive income, net of tax	—	—	—	—	—	20,935	(9,338)	11,597
Net proceeds from stock issuance	1,496,461	15	—	—	143,990	—	—	144,005
Stock-based compensation	—	—	—	—	496	—	—	496
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	191,226	2	—	—	786	—	—	788
Balance at June 30, 2021	26,507,655	$265	—	$—	$697,070	$151,993	$21,179	$870,507
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$33,645	$9,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,277	1,570
Amortization of securities premiums and discounts, net	9,668	1,969
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	310	517
Stock-based compensation	786	400
Provision for loan losses	—	589
Originations/purchases of loans held-for-sale	(6,424,745)	(2,265,109)
Proceeds from sales of loans held-for-sale	6,542,129	2,308,940
Other gains, net	(1,892)	(6,383)
Other, net	882	734
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(45,838)	(2,402)
Accrued expenses and other liabilities	7,179	384
Net cash provided by operating activities	123,401	51,068
Cash flows from investing activities
Purchases of securities available-for-sale	(5,363,805)	(278,641)
Proceeds from sale of securities available-for-sale	—	216,355
Proceeds from paydowns and maturities of securities available-for-sale	87,583	21,482
Loan originations/purchases and payments, net	6,286	(155,778)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	—	36,400
Purchase of federal home loan and federal reserve bank stock, net	(14,610)	(3,235)
Purchase of premises and equipment	(176)	(665)
(Payments for) proceeds from derivative contracts, net	(22,613)	14,260
Other, net	—	109
Net cash used in investing activities	(5,307,335)	(149,713)
Cash flows from financing activities
Net change in noninterest bearing deposits	6,157,059	219,469
Net change in interest bearing deposits	(33,529)	(363,215)
Net change in federal home loan bank advances	—	311,925
Payments made on notes payable	—	(3,714)
Proceeds from common stock issuance, net	567,545	—
Proceeds from stock option exercise	1,232	—
Taxes paid related to net share settlement of equity awards	(2,143)	(59)
Other, net	—	79
Net cash provided by financing activities	6,690,164	164,485
Net increase in cash and cash equivalents	1,506,230	65,840
Cash and cash equivalents, beginning of period	2,962,087	133,604
Cash and cash equivalents, end of period	$4,468,317	$199,444
Supplemental cash flow information:
Cash paid for interest	$593	$6,785
Income taxes paid, net	3,347	3,076
Supplemental noncash disclosures:
Loans held-for-investment transferred to loans held-for-sale	$—	$30,792
Loans held-for-sale transferred to loans held-for-investment	—	5,098
Loans transferred to other real estate owned	—	51
Right-of-use assets obtained in exchange for new operating lease liabilities	77	—
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
On January 26, 2021, the Company completed its underwritten public offering of 4,563,493 shares of Class A common stock at a price of $63.00 per share, including 595,238 shares of Class A common stock upon the exercise in full by the underwriters of their option to purchase additional shares. The aggregate gross proceeds of the offering were $287.5 million and net proceeds to the Company were $272.4 million after deducting underwriting discounts and offering expenses.
On March 9, 2021, the Company entered into an equity distribution agreement pursuant to which the Company could issue and sell, from time to time, up to an aggregate gross sales price of $300.0 million of the Company’s shares of Class A common stock through an “at-the-market” equity offering program, or ATM Offering. As of June 30, 2021, the Company had completed the ATM Offering with a total of 2,793,826 shares of Class A common stock sold at an average price of $107.38. The transactions resulted in net proceeds to the Company of $295.1 million after deducting commissions and expenses.
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
Note 2—Securities
Trading
The Company engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Trading securities consists of U.S. Treasury Bills which had a fair value of $27.0 million at June 30, 2021. The carrying values of trading securities included an immaterial amount of net unrealized losses at June 30, 2021.

Available-for-sale
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
June 30, 2021
U.S. Treasuries	$331,154	$59	$(118)	$331,095
U.S. agency securities - excluding mortgage-backed securities	578,524	4,210	(3,448)	579,286
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,327,557	180	(7,921)	1,319,816
Government agency collateralized mortgage obligation	1,620,012	875	(7,225)	1,613,662
Private-label collateralized mortgage obligation	1,721	23	(22)	1,722
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	291,814	430	(1,306)	290,938
Government agency collateralized mortgage obligation	192,930	159	(168)	192,921
Private-label collateralized mortgage obligation	233,145	12,997	(423)	245,719
Municipal bonds:
Tax-exempt	979,706	26,097	(2,064)	1,003,739
Taxable	356,291	1,901	(1,703)	356,489
Asset backed securities:
Government sponsored student loan pools	241,532	402	(543)	241,391
	$6,154,386	$47,333	$(24,941)	$6,176,778

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,701	$18	$(55)	$5,664
Government agency collateralized mortgage obligation	197,978	371	(298)	198,051
Private-label collateralized mortgage obligation	20,544	399	(256)	20,687
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,214	18,322	—	182,536
Municipal bonds:
Tax-exempt	246,159	24,200	—	270,359
Taxable	15,307	695	—	16,002
Asset backed securities:
Government sponsored student loan pools	248,848	17	(3,149)	245,716
	$898,751	$44,022	$(3,758)	$939,015
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of June 30, 2021 and December 31, 2020.

Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
June 30, 2021
U.S. Treasuries	$109,685	$(118)	$—	$—	$109,685	$(118)
U.S. agency securities - excluding mortgage-backed securities	150,827	(3,448)	—	—	150,827	(3,448)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,140,512	(7,921)	72	—	1,140,584	(7,921)
Government agency collateralized mortgage obligation	834,135	(6,920)	149,922	(305)	984,057	(7,225)
Private-label collateralized mortgage obligation	—	—	699	(22)	699	(22)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	159,881	(1,306)	—	—	159,881	(1,306)
Government agency collateralized mortgage obligation	124,052	(168)	—	—	124,052	(168)
Private-label collateralized mortgage obligation	35,539	(295)	7,839	(128)	43,378	(423)
Municipal bonds:
Tax-exempt	325,553	(2,064)	—	—	325,553	(2,064)
Taxable	222,587	(1,703)	—	—	222,587	(1,703)
Asset backed securities:
Government sponsored student loan pools	63,415	(85)	58,513	(458)	121,928	(543)
	$3,166,186	$(24,028)	$217,045	$(913)	$3,383,231	$(24,941)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,165	$(55)	$—	$—	$5,165	$(55)
Government agency collateralized mortgage obligation	120,912	(172)	56,976	(126)	177,888	(298)
Private-label collateralized mortgage obligation	290	(7)	9,950	(249)	10,240	(256)
Asset backed securities:
Government sponsored student loan pools	—	—	240,825	(3,149)	240,825	(3,149)
	$126,367	$(234)	$307,751	$(3,524)	$434,118	$(3,758)
As indicated in the tables above, as of June 30, 2021, the Company’s investment securities had gross unrealized losses totaling approximately $24.9 million, compared to approximately $3.8 million at December 31, 2020. The Company analyzes all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis, the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at June 30, 2021. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of June 30, 2021, the Company had 160 securities whose estimated fair value declined 0.73% from the Company’s amortized cost; at December 31, 2020, the Company had 30 securities whose estimated fair value declined 0.86% from the Company’s amortized cost. The Company’s securities that have unrealized losses are due to widened credit spreads and changes in market interest rates since their purchase dates. Current unrealized losses are expected to recover as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
There were no sales or calls of available-for-sale securities for the three and six months ended June 30, 2021. For the three months ended June 30, 2020 the Company received $202.3 million in proceeds and recognized a $3.5 million gain and $0.9 million loss on sales of available-for-sale securities. For the six months ended June 30, 2020 the Company received $216.4 million in proceeds and recognized a $4.7 million gain and $0.9 million loss on sales and calls of securities.
There were no credit losses associated with our securities portfolio recognized in earnings for the three and six months ended June 30, 2021 and 2020.
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

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$—	$—	$—	$—
After one year through five years	3,032	2,951	—	—
After five years through ten years	832,483	833,641	14,021	15,694
After ten years	5,318,871	5,340,186	884,730	923,321
Total	$6,154,386	$6,176,778	$898,751	$939,015
Note 3—Loans
The following disclosure reports the Company’s loan portfolio segments and classes. Segments are groupings of similar loans at a level in which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:
Real estate. Real estate loans includes loans for which the Company holds one-to-four family, multi-family, commercial and construction real property as collateral. Commercial real estate lending activity is primarily focused on investor properties that are owned by customers with a current banking relationship. The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans also may be adversely affected by conditions in the real estate markets or in the general economy.
Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, digital currency assets such as bitcoin and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risks may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Currently, commercial and industrial loans consist primarily of asset based loans. In January 2020, the Company began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians. The outstanding balance of SEN Leverage loans was $203.4 million and $77.2 million at June 30, 2021 and December 31, 2020, respectively.

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
Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders. The Company holds legal title to such loans from the date they are funded by the Company until the loans are sold to secondary market investors pursuant to pre-existing take out commitments, generally within a few weeks of origination, with loan sale proceeds applied to pay down Company funding. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. At June 30, 2021 and December 31, 2020, gross mortgage warehouse loans were approximately $798.5 million and $963.9 million, respectively.
A summary of loans as of the periods presented are as follows:

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Real estate loans:
One-to-four family	$144,247	$187,855
Multi-family	67,704	77,126
Commercial	272,948	301,901
Construction	5,481	6,272
Commercial and industrial	204,279	78,909
Reverse mortgage and other	1,364	1,495
Mortgage warehouse	49,897	97,903
Total gross loans held-for-investment	745,920	751,461
Deferred fees, net	1,151	2,206
Total loans held-for-investment	747,071	753,667
Allowance for loan losses	(6,916)	(6,916)
Total loans held-for-investment, net	$740,155	$746,751
Total loans held-for-sale(1)	$748,577	$865,961
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.
At June 30, 2021 and December 31, 2020, approximately $491.7 million and $574.5 million, respectively, of the Company’s gross loans held-for-investment was collateralized by various forms of real estate. A significant percentage of such loans are collateralized by properties located in California. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The Company monitors and manages concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $3.1 million and $2.7 million and deferred fees totaled approximately $1.2 million and $2.2 million at June 30, 2021 and December 31, 2020, respectively.
Allowance for Loan Losses
During the three months ended March 31, 2021, the Company updated the allowance for loan loss model to remove historical loss data which is no longer relevant for the commercial and industrial loan segment, reflecting the growth of digital collateralized loans that are now the majority of the loan segment balance. In addition, the Company added a COVID-19 loan modification qualitative factor adjustment to the commercial and one-to-four family real estate loan segments to recognize the modifications granted over the previous twelve months and additional risks of default in these loan segments.

The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended June 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, March 31, 2021	$1,634	$828	$3,251	$493	$360	$18	$332	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(375)	(85)	(313)	19	885	(7)	(124)	—
Balance, June 30, 2021	$1,259	$743	$2,938	$512	$1,245	$11	$208	$6,916

	Three Months Ended June 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, March 31, 2020	$1,971	$689	$2,957	$258	$426	$39	$218	$6,558
Charge-offs	(17)	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(440)	133	(1,010)	760	337	1	441	222
Balance, June 30, 2020	$1,514	$822	$1,947	$1,018	$763	$40	$659	$6,763

	Six Months Ended June 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	14	(135)	1,128	(78)	(686)	(28)	(215)	—
Balance, June 30, 2021	$1,259	$743	$2,938	$512	$1,245	$11	$208	$6,916

	Six Months Ended June 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$38	$250	$6,191
Charge-offs	(17)	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(520)	169	(844)	922	451	2	409	589
Balance, June 30, 2020	$1,514	$822	$1,947	$1,018	$763	$40	$659	$6,763

	June 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$11	$—	$—	$—	$—	$—	$—	$11
General portfolio allocation	1,248	743	2,938	512	1,245	11	208	6,905
Total allowance for loan losses	$1,259	$743	$2,938	$512	$1,245	$11	$208	$6,916
Loans evaluated for impairment:
Specifically evaluated	$7,302	$—	$9,941	$—	$199	$884	$—	$18,326
Collectively evaluated	136,945	67,704	263,007	5,481	204,080	480	49,897	727,594
Total gross loans held-for-investment	$144,247	$67,704	$272,948	$5,481	$204,279	$1,364	$49,897	$745,920

	December 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$11	$—	$—	$—	$—	$29	$—	$40
General portfolio allocation	1,234	878	1,810	590	1,931	10	423	6,876
Total allowance for loan losses	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Loans evaluated for impairment:
Specifically evaluated	$5,780	$—	$9,722	$—	$274	$869	$—	$16,645
Collectively evaluated	182,075	77,126	292,179	6,272	78,635	626	97,903	734,816
Total gross loans held-for-investment	$187,855	$77,126	$301,901	$6,272	$78,909	$1,495	$97,903	$751,461
Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,958	$7,239	$—
Commercial	9,941	9,941	—
Commercial and industrial	199	199	—
Reverse mortgage and other	884	884	—
	18,982	18,263	—
With an allowance recorded:
Real estate loans:
One-to-four family	63	63	11
	63	63	11
Total impaired loans	$19,045	$18,326	$11

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,432	$5,716	$—
Commercial	9,723	9,722	—
Commercial and industrial	274	274	—
Reverse mortgage and other	523	523	—
	16,952	16,235	—
With an allowance recorded:
Real estate loans:
One-to-four family	64	64	11
Reverse mortgage and other	346	346	29
	410	410	40
Total impaired loans	$17,362	$16,645	$40

	Three Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,931	$63	$3,390	$71
Commercial	9,904	133	1,941	22
Commercial and industrial	212	4	2,043	31
Reverse mortgage and other	880	—	515	—
	17,927	200	7,889	124
With an allowance recorded:
Real estate loans:
One-to-four family	365	2	65	2
Reverse mortgage and other	—	—	340	—
	365	2	405	2
Total impaired loans	$18,292	$202	$8,294	$126

	Six Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$5,955	$140	$3,560	$97
Commercial	9,849	261	1,941	43
Commercial and industrial	230	9	2,186	72
Reverse mortgage and other	748	—	513	—
	16,782	410	8,200	212
With an allowance recorded:
Real estate loans:
One-to-four family	215	3	65	3
Reverse mortgage and other	129	—	340	—
	344	3	405	3
Total impaired loans	$17,126	$413	$8,605	$215
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
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,202	$360	$5,047	$7,609	$136,638	$144,247	$6,624	$—
Multi-family	1,984	—	—	1,984	65,720	67,704	—	—
Commercial	—	—	—	—	272,948	272,948	—	—
Construction	—	—	—	—	5,481	5,481	—	—
Commercial and industrial	—	—	—	—	204,279	204,279	—	—
Reverse mortgage and other	—	—	—	—	1,364	1,364	884	—
Mortgage warehouse	—	—	—	—	49,897	49,897	—	—
Total gross loans held-for-investment	$4,186	$360	$5,047	$9,593	$736,327	$745,920	$7,508	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$992	$85	$3,820	$4,897	$182,958	$187,855	$4,113	$—
Multi-family	206	—	—	206	76,920	77,126	—	—
Commercial	—	—	—	—	301,901	301,901	—	—
Construction	—	—	—	—	6,272	6,272	—	—
Commercial and industrial	—	—	—	—	78,909	78,909	—	—
Reverse mortgage and other	—	—	—	—	1,495	1,495	869	—
Mortgage warehouse	—	—	—	—	97,903	97,903	—	—
Total gross loans held-for-investment	$1,198	$85	$3,820	$5,103	$746,358	$751,461	$4,982	$—
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
As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $1.4 million and $1.5 million, respectively. The Company has allocated $11,000 of specific allowance for those loans at June 30, 2021 and $11,000 December 31, 2020. The Company has not committed to lend additional amounts to these TDRs. No loans were modified as TDRs during the three and six months ended June 30, 2021 or 2020.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three and six months ended June 30, 2021 or 2020. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three and six months ended June 30, 2021 or 2020.
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
As of June 30, 2021, loans representing $23.4 million in loan balances, or 3.1% of total gross loans held-for-investment, were still under modification, deferring a portion or all of the contractual payments.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2021
Real estate loans:
One-to-four family	$136,208	$1,415	$6,624	$—	$144,247
Multi-family	67,704	—	—	—	67,704
Commercial	250,448	14,514	7,986	—	272,948
Construction	5,481	—	—	—	5,481
Commercial and industrial	204,080	—	199	—	204,279
Reverse mortgage and other	480	—	884	—	1,364
Mortgage warehouse	49,897	—	—	—	49,897
Total gross loans held-for-investment	$714,298	$15,929	$15,693	$—	$745,920

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Reverse mortgage and other	626	—	869	—	1,495
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461
Related Party Loans
The Company had related party loans with an outstanding balance of $5.0 million as of June 30, 2021 and December 31, 2020. During the six months ended June 30, 2021, the Company advanced $2.0 million of related party loans and received $2.0 million in principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020

	(Dollars in thousands)
Amount outstanding at period-end	$—	$—
Weighted average interest rate at period-end	—	—
Maximum month-end balance during the period	$—	$360,000
Average balance outstanding during the period	$—	$68,522
Weighted average interest rate during the period	—	0.50%
FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of June 30, 2021 and December 31, 2020, were limited in the aggregate to 35% of the Company’s total assets. Loans with carrying values of approximately $1.2 billion and $1.5 billion were pledged to the FHLB as of June 30, 2021 and December 31, 2020, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $730.2 million and $893.0 million as of June 30, 2021 and December 31, 2020, respectively.
FRB Advances
The Company is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $6.2 million and $6.3 million were pledged to the FRB at June 30, 2021 and December 31, 2020, respectively. The Company’s borrowing capacity under the Federal Reserve’s discount window program was approximately $5.0 million and $4.8 million as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, there were no borrowings outstanding under any of these lines.
Federal Funds Purchased
The Company may borrow up to an aggregate $108.0 million, overnight on an unsecured basis, from two of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Company’s credit profile. As of June 30, 2021 and December 31, 2020, the Company had no outstanding balance of federal funds purchased.

Note 5—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At June 30, 2021, the interest rate for the Company’s next scheduled payment was 3.98%, based on six-month LIBOR of 0.23%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At June 30, 2021, the interest rate for the Company’s next scheduled payment was 1.97%, based on three-month LIBOR of 0.12%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
The outstanding balance of the subordinated debentures was $15.8 million, net of $0.1 million unamortized debt issuance cost as of June 30, 2021 and $15.8 million, net of $0.1 million unamortized debt issuance costs as of December 31, 2020.
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
Interest rate swaps. In 2020, the Company entered into two pay-fixed/receive floating rate interest rate swaps (the “Swap Agreements”) for a notional amount of $14.3 million that were designated as fair value hedges of certain available-for-sale securities. The Swap Agreements were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Swap Agreements are based on three-month LIBOR and expire in 2030 and 2031. The Company expects the Swap Agreements to remain effective during the remaining term of the Swap Agreements. The Company may receive collateral or may be required to post collateral based upon the market valuation. As of June 30, 2021, the Company held $0.3 million in cash collateral posted by the counterparty.
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
Interest rate caps. In 2021, the Company entered into 26 interest rate cap agreements with a total notional amount of $552.8 million (“Federal Funds Rate Cap Agreements”). The Federal Funds Rate Cap Agreements are designated as fair value hedges against changes in the fair value of certain fixed rate tax-exempt municipal bonds. The Company utilizes the interest rate caps as hedges against adverse changes in interest rates on the designated securities attributable to fluctuations in the federal funds rate above 2.00%, as applicable. An increase in the benchmark interest rate hedged reduces the fair value of these assets. The Federal Funds Rate Cap Agreements expire on various dates from 2027 to 2032. The upfront fee paid to the counterparties was approximately $24.7 million. The Company expects the Federal Funds Rate Cap Agreements to remain effective during the remaining term of the respective agreements.
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

	June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$22,889	Derivative assets	$30,766
Cash flow hedge interest rate cap	Derivative assets	—	Derivative assets	—
Fair value hedge interest rate swap	Derivative assets	923	Derivative assets	338
Fair value hedge interest rate cap	Derivative assets	15,642	Derivative assets	—
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$696,769	$15,367	$(923)	$(278)

The following table summarizes the effects of derivatives in cash flow and fair value hedging relationships designated as hedging instruments on the Company’s OCI and consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$305	$638	Interest income - Other interest earning assets	$140	$350
Cash flow hedge interest rate floor	1,221	2,552	Interest income - Taxable securities	1,073	671
Cash flow hedge interest rate cap	—	(13)	Interest expense - Subordinated debentures	(101)	(65)
Fair value hedge interest rate cap(1)	(8,998)	—

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(1,145)	$6,734	Interest income - Other interest earning assets	$276	$475
Cash flow hedge interest rate floor	(4,579)	20,218	Interest income - Taxable securities	2,125	788
Cash flow hedge interest rate cap	—	(293)	Interest expense - Subordinated debentures	(200)	(120)
Fair value hedge interest rate cap(1)	(8,623)	—
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

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended June 30,
	2021		2020
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$8,324	$3,123	$4,123	$1,577
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$487	$743	$—	$—
Derivatives designated as hedging instruments	(496)	(743)	—	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(454)	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Six Months Ended June 30,
	2021		2020
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$11,916	$4,818	$10,171	$1,625
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$(585)	$—	$—	$—
Derivatives designated as hedging instruments	557	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(479)	—	—
Note 7—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended June 30,
	2021		2020
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$4,396	21.0%	$1,531	21.0%
State tax, net of federal benefit	341	1.6%	613	8.4%
Tax credits	(16)	(0.1)%	(67)	(0.9)%
Tax-exempt income	(405)	(1.9)%	(247)	(3.4)%
Excess tax benefit from stock-based compensation	(4,046)	(19.3)%	(20)	(0.3)%
Other items, net	(272)	(1.3)%	16	0.2%
Actual tax (benefit) expense	$(2)	0.0%	$1,826	25.0%

	Six Months Ended June 30,
	2021		2020
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$6,811	21.0%	$2,826	21.0%
State tax, net of federal benefit	(110)	(0.3)%	1,107	8.2%
Tax credits	(57)	(0.2)%	(123)	(0.9)%
Tax-exempt income	(752)	(2.3)%	(247)	(1.8)%
Excess tax benefit from stock-based compensation	(7,049)	(21.7)%	(20)	(0.2)%
Other items, net	(56)	(0.2)%	57	0.4%
Actual tax (benefit) expense	$(1,213)	(3.7)%	$3,600	26.7%
Income tax benefit was $2,000 for the three months ended June 30, 2021 compared to an expense of $1.8 million for the three months ended June 30, 2020. The effective tax rates for the three months ended June 30, 2021 and 2020 were zero and 25.0%, respectively. Income tax benefit was $1.2 million for the six months ended June 30, 2021 compared to an expense of $3.6 million for the six months ended June 30, 2020. The effective tax rates for the six months ended June 30, 2021 and 2020 were (3.7)% and 26.7%, respectively. The decreases in the income tax expense and the Company’s effective tax rate were primarily related to excess tax benefit from stock-based compensation and tax-exempt income earned on certain municipal bonds.
The deferred tax liability balance as of June 30, 2021 was $6.4 million compared to $15.4 million as of December 31, 2020. The primary change in balance was due to the decrease in unrealized gains on available-for-sale securities portfolio and derivative assets.
Note 8 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.3 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Unfunded lines of credit	$100,394	$49,487
Letters of credit	425	133
Total credit extension commitments	$100,819	$49,620
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
Total stock-based compensation expense was $0.5 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Total stock-based compensation expense was $0.8 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
A summary of stock option activity as of June 30, 2021 and changes during the six months ended June 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	595,303	$8.01
Granted	18,585	127.56
Exercised	(335,956)	4.60
Forfeited or expired	(6,932)	16.09
Outstanding at June 30, 2021	271,000	$14.03	6.6 years	$25,491
Exercisable at June 30, 2021	135,427	$9.11	4.7 years	$14,113
Vested or Expected to Vest at June 30, 2021	257,836	$19.77	6.5 years	$24,363
As of June 30, 2021, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of June 30, 2021, and changes during the six months ended June 30, 2021, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	58,690	$15.61
Granted	31,788	$121.61
Vested	(14,686)	$14.60
Forfeited	(2,999)	$42.26
Nonvested at June 30, 2021	72,793	$61.00
At June 30, 2021, there was approximately $3.4 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.5 years.
Note 10—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Inclusive of the fully phased-in capital conservation buffer, the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio minimums are 7.00%, 8.50% and 10.50%, respectively. The net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes, as of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.
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

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2021 and December 31, 2020, are presented in the following tables:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2021
The Company
Tier 1 leverage ratio	$864,828	7.91%	$437,250	4.00%	N/A	N/A
Common equity tier 1 capital ratio	849,328	46.75%	81,747	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	864,828	47.61%	108,995	6.00%	N/A	N/A
Total risk-based capital ratio	871,996	48.00%	145,327	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	858,796	7.88%	436,015	4.00%	$545,018	5.00%
Common equity tier 1 capital ratio	858,796	47.29%	81,715	4.50%	118,033	6.50%
Tier 1 risk-based capital ratio	858,796	47.29%	108,953	6.00%	145,271	8.00%
Total risk-based capital ratio	865,964	47.69%	145,271	8.00%	181,589	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
June 30, 2021
Assets
Trading securities	$26,998	$—	$—	$26,998
Securities available-for-sale	—	6,176,778	—	6,176,778
Derivative assets	—	39,454	—	39,454
	$26,998	$6,216,232	$—	$6,243,230

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Assets
Securities available-for-sale	$—	$939,015	$—	$939,015
Derivative assets	—	31,104	—	31,104
	$—	$970,119	$—	$970,119
There were no assets measured at fair value on a nonrecurring basis as of June 30, 2021. As of December 31, 2020, assets measured at fair value on a non-recurring basis are summarized as follows:

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

The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
June 30, 2021
Financial assets:
Cash and due from banks	$52,859	$52,859	$—	$—	$52,859
Interest earning deposits	4,415,458	4,415,458	—	—	4,415,458
Loans held-for-sale	748,577	—	748,577	—	748,577
Loans held-for-investment, net	740,155	—	—	741,916	741,916
Accrued interest receivable	24,505	248	7,546	16,711	24,505
Financial liabilities:
Deposits	$11,371,556	$—	$11,400,300	$—	$11,400,300
Subordinated debentures, net	15,838	—	15,437	—	15,437
Accrued interest payable	246	—	246	—	246

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$16,405	$16,405	$—	$—	$16,405
Interest earning deposits	2,945,682	2,945,682	—	—	2,945,682
Loans held-for-sale	865,961	—	865,961	—	865,961
Loans held-for-investment, net	746,751	—	—	751,165	751,165
Accrued interest receivable	8,698	8	2,630	6,060	8,698
Financial liabilities:
Deposits	$5,248,026	$—	$5,458,900	$—	$5,458,900
Subordinated debentures, net	15,831	—	15,231	—	15,231
Accrued interest payable	260	—	260	—	260
Note 12—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Basic
Net income	$20,935	$5,466	$33,645	$9,859
Weighted average common shares outstanding	25,707	18,672	24,114	18,670
Basic earnings per common share	$0.81	$0.29	$1.40	$0.53
Diluted
Net income	$20,935	$5,466	$33,645	$9,859
Weighted average common shares outstanding for basic earnings per common share	25,707	18,672	24,114	18,670
Add: Dilutive effects of stock-based awards	395	434	451	442
Average shares and dilutive potential common shares	26,102	19,106	24,565	19,112
Dilutive earnings per common share	$0.80	$0.29	$1.37	$0.52

Stock-based awards for 44,000 and 238,000 shares of common stock for the three months ended June 30, 2021 and 2020, respectively, and 44,000 and 237,000 shares of common stock for the six months ended June 30, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
Note 13—Subsequent Events
On August 4, 2021, the Company issued and sold 8,000,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock, equivalent to $25 per Depositary Share. The aggregate gross proceeds of the offering were $200.0 million and net proceeds to the Company were approximately $193.9 million after deducting underwriting discounts and offering expenses. When, as and if declared by our board of directors, or a duly authorized committee, of the Company, dividends will be payable from the date of issuance, quarterly in arrears, beginning on November 15, 2021. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after August 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and six months ended June 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021 or any future period.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of June 30, 2021, we had over 200 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our proprietary, cloud-based application programming interface (“API”).
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
Silvergate Exchange Network
The following table presents the number of transactions and the U.S. dollar volume of transactions that occurred on the SEN for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in millions)
# of SEN Transactions	137,947	40,286	304,719	71,691
$ of Volume of SEN Transfers	$239,589	$22,423	$406,095	$39,795
Recent Developments
In May 2021, we announced that Silvergate Bank had been named as the exclusive issuer of Diem USD. Diem has built a blockchain-based payment system to support financial inclusion and responsible financial services innovation. In this partnership, we will issue a U.S. dollar (“USD”) backed stablecoin, known as Diem USD, the first asset ever issued on the Diem payment system, which will enable the conversion of fiat USD to and from the stablecoin through a process known as “minting” and “burning.” The stablecoins can then be used by virtual asset service providers (“VASPs”) for a variety of use cases, which includes commerce between consumers and merchants, as well as cross-border payments. We believe stablecoins present a massive and unique opportunity, and with the development of an appropriate regulatory framework have the potential to become an alternative payment rail for customers around the world.

Financial Results
The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$30,670	$18,015	$53,976	$38,077
Interest expense	287	1,963	578	6,547
Net interest income	30,383	16,052	53,398	31,530
Provision for loan losses	—	222	—	589
Net interest income after provision	30,383	15,830	53,398	30,941
Noninterest income	12,069	5,434	20,159	10,365
Noninterest expense	21,519	13,972	41,125	27,847
Income before income taxes	20,933	7,292	32,432	13,459
Income tax (benefit) expense	(2)	1,826	(1,213)	3,600
Net income	$20,935	$5,466	$33,645	$9,859
Financial Ratios(1):
Return on average assets (ROAA)	0.77%	1.02%	0.75%	0.90%
Return on average equity (ROAE)	10.40%	8.72%	10.15%	7.94%
Net interest margin(2)	1.16%	3.14%	1.23%	3.00%
Noninterest income to average assets	0.44%	1.01%	0.45%	0.95%
Noninterest expense to average assets	0.79%	2.60%	0.91%	2.55%
Efficiency ratio(3)	50.69%	65.03%	55.91%	66.47%
Loan yield(4)	4.46%	4.67%	4.39%	4.91%
Cost of deposits	0.00%	0.37%	0.00%	0.62%
Cost of funds	0.01%	0.42%	0.01%	0.68%
Share Data:
Basic earnings per share	$0.81	$0.29	$1.40	$0.53
Diluted earnings per share	$0.80	$0.29	$1.37	$0.52
Basic weighted average shares outstanding	25,707	18,672	24,114	18,670
Diluted weighted average shares outstanding	26,102	19,106	24,565	19,112
________________________
(1)Data has been annualized except for efficiency ratio.
(2)Net interest margin is a ratio calculated as annualized net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	June 30, 2021	December 31, 2020

	(Dollars in thousands, except per share data)
Statement of Financial Condition Data:
Cash and cash equivalents	$4,468,317	$2,962,087
Securities available-for-sale, at fair value	6,176,778	939,015
Loans held-for-sale	748,577	865,961
Loans held-for-investment, net	740,155	746,751
Other	155,649	72,421
Total assets	$12,289,476	$5,586,235
Deposits	$11,371,556	$5,248,026
Borrowings	15,838	15,831
Other liabilities	31,575	28,079
Total liabilities	11,418,969	5,291,936
Total shareholders’ equity	870,507	294,299
Total liabilities and shareholders' equity	$12,289,476	$5,586,235
Nonperforming Assets:
Nonperforming loans	$7,508	$4,982
Troubled debt restructurings	$1,437	$1,525
Other real estate owned, net	—	—
Nonperforming assets	$7,508	$4,982
Asset Quality Ratios:
Nonperforming assets to total assets	0.06%	0.09%
Nonperforming loans to gross loans(1)	1.01%	0.66%
Nonperforming assets to gross loans and other real estate owned(1)	1.01%	0.66%
Net charge-offs to average total loans(1)	0.00%	0.00%
Allowance for loan losses to gross loans(1)	0.93%	0.92%
Allowance for loan losses to nonperforming loans	92.12%	138.82%
Company Capital Ratios:
Tier 1 leverage ratio	7.91%	8.29%
Common equity tier 1 capital ratio	46.75%	21.53%
Tier 1 risk-based capital ratio	47.61%	22.88%
Total risk-based capital ratio	48.00%	23.49%
Total shareholders’ equity to total assets	7.08%	5.27%
Book value per share	$32.84	$15.63
Bank Capital Ratios:
Tier 1 leverage ratio	7.88%	8.22%
Common equity tier 1 capital ratio	47.29%	22.71%
Tier 1 risk-based capital ratio	47.29%	22.71%
Total risk-based capital ratio	47.69%	23.32%
Other:
Total headcount	221	218
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Other than ongoing uncertainty related to COVID-19, there have been no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2021.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$30,670	$18,015	70.2%	$53,976	$38,077	41.8%
Interest expense	287	1,963	(85.4)%	578	6,547	(91.2)%
Net interest income	30,383	16,052	89.3%	53,398	31,530	69.4%
Provision for loan losses	—	222	N/M	—	589	N/M
Net interest income after provision	30,383	15,830	91.9%	53,398	30,941	72.6%
Noninterest income	12,069	5,434	122.1%	20,159	10,365	94.5%
Noninterest expense	21,519	13,972	54.0%	41,125	27,847	47.7%
Income before income taxes	20,933	7,292	187.1%	32,432	13,459	141.0%
Income tax (benefit) expense	(2)	1,826	(100.1)%	(1,213)	3,600	(133.7)%
Net income	$20,935	$5,466	283.0%	$33,645	$9,859	241.3%
________________________
N/M—Not meaningful
Net income for the three months ended June 30, 2021 was $20.9 million, an increase of $15.5 million or 283.0% from net income of $5.5 million for the three months ended June 30, 2020. The increase was primarily due to a $14.3 million increase in net interest income, a $6.6 million increase in noninterest income and a $1.8 million decrease in income tax expense, offset by a $7.5 million increase in noninterest expense, all as described below.
Net income for the six months ended June 30, 2021 was $33.6 million, an increase of $23.8 million or 241.3% from net income of $9.9 million for the six months ended June 30, 2020. The increase was primarily due to a $21.9 million increase in net interest income, a $9.8 million increase in noninterest income and a $4.8 million decrease in income tax expense, offset by a $13.3 million increase in noninterest expense, all as described below.

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
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Southern California region, developments affecting the real estate, technology, hospitality, tourism and financial services sectors within our target markets and throughout the Southern California region and mortgage banker relationships. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$5,603,397	$1,599	0.11%	$168,297	$405	0.97%
Taxable securities	2,937,659	8,324	1.14%	690,810	4,123	2.40%
Tax-exempt securities(1)	698,149	3,953	2.27%	231,232	1,996	3.47%
Loans(2)(3)	1,541,373	17,158	4.46%	1,008,242	11,710	4.67%
Other	29,394	466	6.36%	13,224	200	6.08%
Total interest earning assets	10,809,972	31,500	1.17%	2,111,805	18,434	3.51%
Noninterest earning assets	121,288			51,776
Total assets	$10,931,260			$2,163,581
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$97,463	$35	0.14%	$190,394	$1,652	3.49%
FHLB advances and other borrowings	44	—	0.00%	78,266	44	0.23%
Subordinated debentures	15,836	252	6.38%	15,821	267	6.79%
Total interest bearing liabilities	113,343	287	1.02%	284,481	1,963	2.78%
Noninterest bearing liabilities:
Noninterest bearing deposits	9,980,680			1,611,972
Other liabilities	29,586			15,070
Shareholders’ equity	807,651			252,058
Total liabilities and shareholders’ equity	$10,931,260			$2,163,581
Net interest spread(4)			0.15%			0.73%
Net interest income, taxable equivalent basis		$31,213			$16,471
Net interest margin(5)			1.16%			3.14%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(830)			(419)
Net interest income, as reported		$30,383			$16,052

	Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$5,029,939	$2,878	0.12%	$201,326	$1,129	1.13%
Taxable securities	1,899,874	11,916	1.26%	796,487	10,171	2.57%
Tax-exempt securities(1)	485,611	6,099	2.53%	118,922	2,057	3.48%
Loans(2)(3)	1,550,630	33,755	4.39%	1,016,612	24,831	4.91%
Other	22,401	609	5.48%	11,985	321	5.39%
Total interest earning assets	8,988,455	55,257	1.24%	2,145,332	38,509	3.61%
Noninterest earning assets	96,857			50,542
Total assets	$9,085,312			$2,195,874
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$107,291	$81	0.15%	$316,038	$5,703	3.63%
FHLB advances and other borrowings	22	—	—	71,126	271	0.77%
Subordinated debentures and other	15,834	497	6.33%	17,441	573	6.61%
Total interest bearing liabilities	123,147	578	0.95%	404,605	6,547	3.25%
Noninterest bearing liabilities:
Noninterest bearing deposits	8,263,160			1,524,017
Other liabilities	30,244			17,485
Shareholders’ equity	668,761			249,767
Total liabilities and shareholders’ equity	$9,085,312			$2,195,874
Net interest spread(4)			0.29%			0.36%
Net interest income, taxable equivalent basis		$54,679			$31,962
Net interest margin(5)			1.23%			3.00%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,281)			(432)
Net interest income, as reported		$53,398			$31,530
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2021 Compared to 2020			For the Six Months Ended June 30, 2021 Compared to 2020
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$1,857	$(663)	$1,194	$3,640	$(1,891)	$1,749
Taxable securities	7,312	(3,111)	4,201	8,812	(7,067)	1,745
Tax-exempt securities(1)	2,901	(944)	1,957	4,805	(763)	4,042
Loans	5,953	(505)	5,448	11,868	(2,944)	8,924
Other	256	10	266	283	5	288
Total interest income	18,279	(5,213)	13,066	29,408	(12,660)	16,748
Interest Expense:
Interest bearing deposits	(1,573)	(44)	(1,617)	(2,304)	(3,318)	(5,622)
FHLB advances and other borrowings	(44)	—	(44)	(135)	(136)	(271)
Subordinated debentures	—	(15)	(15)	(1)	(75)	(76)
Total interest expense	(1,617)	(59)	(1,676)	(2,440)	(3,529)	(5,969)
Net interest income, taxable equivalent basis	$19,896	$(5,154)	$14,742	$31,848	$(9,131)	$22,717
________________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $14.7 million to $31.2 million for the three months ended June 30, 2021, compared to $16.5 million for the three months ended June 30, 2020, due to an increase of $13.1 million in interest income and a decrease of $1.7 million in interest expense.
Average total interest earning assets increased $8.7 billion or 411.9% for the three months ended June 30, 2021, compared to the same period in 2020, due to an increase in noninterest bearing deposits and equity, which resulted in higher levels of interest earning deposits in other banks and securities. In addition, average loans increased by 52.9% driven by increased mortgage refinance activity driving increases in mortgage warehouse loans as well as SEN Leverage lending, which was launched in the first quarter of 2020. The average annualized yield on total interest earning assets decreased from 3.51% for the three months ended June 30, 2020, to 1.17% for the three months ended June 30, 2021, primarily due to interest earning deposits in other banks being a greater percentage of interest earning assets, and lower yields being realized on interest earning deposits, securities and loans. The lower yields were due to declines in federal funds rate and LIBOR, which were partially offset by the impact of the interest rate floors. In February 2020, the Company sold $200.0 million of its total $400.0 million notional amount of interest rate floors, which resulted in a net gain of $8.4 million, which is being recognized over the weighted average remaining term, at the time of the sale, of 4.1 years. The sale of the floors secured the benefit of lower interest rates at the time of the sale.
Average interest bearing liabilities decreased $171.1 million or 60.2% for the three months ended June 30, 2021, compared to the same period in 2020, due to calling the remaining balance of brokered certificates of deposit in the second quarter of 2020 as well as reducing FHLB borrowings in 2021. The average annualized rate on total interest bearing liabilities decreased from 2.78% for the three months ended June 30, 2020 to 1.02% for the three months ended June 30, 2021, primarily due to the impact of calling the remaining balance of brokered certificates of deposits during the three months ended June 30, 2020, which included $1.2 million of accelerated premium expense in addition to $0.3 million of coupon interest expense for the three months ended June 30, 2020.
For the three months ended June 30, 2021, the net interest spread was 0.15% and the net interest margin was 1.16%, compared to 0.73% and 3.14%, respectively, for the comparable period in 2020. The decrease in the net interest spread from the three months ended June 30, 2020 was primarily due to lower yields on interest earning deposits and securities due to a declining interest rate environment. The net interest margin decrease from the three months ended June 30, 2020 was primarily due to a higher proportion of interest earning deposits in other banks as a percentage of total interest earning assets, as well as lower yields on interest earning deposits and securities due to a declining interest rate environment partially offset by lower interest expense as a result of calling the outstanding brokered certificates of deposits in the second quarter of 2020.

Net interest income on a taxable equivalent basis increased $22.7 million to $54.7 million for the six months ended June 30, 2021, compared to $32.0 million for the six months ended June 30, 2020, due to an increase of $16.7 million in interest income and a decrease of $6.0 million in interest expense.
Average total interest earning assets increased $6.8 billion or 319.0% for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in interest earning deposits in other banks and securities. The average annualized yield on total interest earning assets decreased from 3.61% for the six months ended June 30, 2020, to 1.24% for the six months ended June 30, 2021, primarily due to interest earning deposits in other banks being a greater percentage of interest earning assets, and lower yields on interest earning deposits and securities.
Average interest bearing liabilities decreased $281.5 million or 69.6% for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to calling the remaining balance of brokered certificates of deposit in the second quarter of 2020 and lower FHLB advances and other borrowings. The average annualized rate on total interest bearing liabilities decreased to 0.95% for the six months ended June 30, 2021, compared to 3.25% for the same period in 2020, primarily due to the impact of calling the remaining balance of brokered certificates of deposits in the first half of 2020, which included $3.4 million of accelerated premium expense in addition to $1.9 million of coupon interest expense for the six months ended June 30, 2020.
For the six months ended June 30, 2021, the net interest spread was 0.29% and the net interest margin was 1.23%, compared to 0.36% and 3.00%, respectively, for the comparable period in 2020. The decrease in the net interest spread and net interest margin in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to lower yields on interest earning deposits and securities due to a declining interest rate environment. The decrease in the net interest margin was also due to a greater proportion of lower yielding cash and cash equivalents as a percentage of total interest earning assets, which was driven by the increase in noninterest bearing digital currency customer deposits.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded no additional provision for loan losses for the three and six months ended June 30, 2021, compared to a provision of $0.2 million and $0.6 million for the three and six months ended June 30, 2020, respectively. The allowance for loan losses to total gross loans held-for-investment was 0.93% at June 30, 2021, compared to 0.85% at June 30, 2020. Management determined that no provision for the three and six months ended June 30, 2021 was necessary based on our historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range in our commercial, multi-family and one-to-four family residential real estate held-for-investment loan portfolios as of June 30, 2021.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$753	$450	67.3%	$1,707	$832	105.2%
Service fees related to off-balance sheet deposits	—	7	N/M	—	77	N/M
Deposit related fees	11,308	2,438	363.8%	18,432	4,204	338.4%
Gain on sale of securities, net	—	2,556	N/M	—	3,753	N/M
(Loss) gain on sale of loans, net	—	(56)	N/M	—	450	N/M
Gain on extinguishment of debt	—	—	—	—	925	N/M
Other income	8	39	(79.5)%	20	124	(83.9)%
Total noninterest income	$12,069	$5,434	122.1%	$20,159	$10,365	94.5%
________________________
N/M—Not meaningful

Noninterest income increased $6.6 million or 122.1% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $8.9 million in deposit related fees, substantially all of which are fees from our digital currency customers, and a $0.3 million increase in mortgage warehouse fee income, partially offset by a $2.6 million decrease in gain on sale of securities. The increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative.
Noninterest income increased $9.8 million or 94.5% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $14.2 million in deposit related fees and a $0.9 million increase in mortgage warehouse fee income, partially offset by a $3.8 million decrease in gain on sale of securities, a $0.9 million decrease in gain on extinguishment of debt, and a $0.1 million decrease in gain on sale of loans due to the exit of our correspondent lending division in March 2020.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$10,260	$9,002	14.0%	$21,250	$17,957	18.3%
Occupancy and equipment	599	894	(33.0)%	1,213	1,801	(32.6)%
Communications and data processing	1,796	1,313	36.8%	3,417	2,574	32.8%
Professional services	2,594	1,105	134.8%	4,311	2,090	106.3%
Federal deposit insurance	3,844	182	N/M	6,140	305	N/M
Correspondent bank charges	812	347	134.0%	1,309	720	81.8%
Other loan expense	280	99	182.8%	454	221	105.4%
Other general and administrative	1,334	1,030	29.5%	3,031	2,179	39.1%
Total noninterest expense	$21,519	$13,972	54.0%	$41,125	$27,847	47.7%
________________________
N/M—Not meaningful
Noninterest expense increased $7.5 million or 54.0% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to increases in salaries and employee benefits, professional services and federal deposit insurance. The increase of $1.3 million or 14.0% in salaries and employee benefits was primarily due to an increase in cost per full-time equivalent employee, as well a slight increase in headcount. The Company’s average full-time equivalent employees increased from 211 for the three months ended June 30, 2020 to 219 for the three months ended June 30, 2021. In addition, salaries and benefits expense increased due to stock based compensation and taxes related to option exercises. Occupancy and equipment decreased $0.3 million or 33.0%, due to a reduction in costs related to our leased office space and fixed assets no longer in use that were written off during the three months ended December 31, 2020. Communications and data processing increased $0.5 million or 36.8% primarily due to continued investment in scalable cloud-based software solutions and to a lesser extent additional core processing expense due to higher transaction volumes. We continue to invest in technology to expand our banking platform with solutions to complement our API-enabled SEN. Professional services increased $1.5 million or 134.8% due primarily to legal and consulting fees for projects related to our strategic growth initiatives, including expenses related to our stablecoin project. Federal deposit insurance expense increased $3.7 million due to a rate increase driven by the significant growth in deposits. Correspondent bank charges increased $0.5 million or 134.0% due to increased wire volumes and expanded correspondent relationships to enhance our foreign exchange services. Other general and administrative expense increased $0.3 million or 29.5% due to an increase for expanded coverage of insurance.
Noninterest expense increased $13.3 million or 47.7% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to increases in salaries and employee benefits, professional services, federal deposit insurance and other general and administrative expense. The increase of $3.3 million or 18.3% in salaries and employee benefits was primarily due to an increase in cost per full-time equivalent employee. The Company’s average full-time equivalent employees increased from 210 for the six months ended June 30, 2020 to 219 for the six months ended June 30, 2021. In addition, salaries and benefits expense increased due to stock based compensation and taxes related to option exercises. Occupancy and equipment decreased $0.6 million or 32.6%, due to a reduction in costs related to our leased office space and fixed assets no longer in use that were written off during the three months ended December 31, 2020. Communications and data processing increased $0.8 million or 32.8% primarily due to continued investment in scalable cloud-based software solutions, additional core processing expense due to higher transaction volumes and investments in compliance software to support our digital currency related customers. Professional services increased $2.2 million or 106.3% due primarily to consulting and legal fees for projects related to our strategic growth initiatives, including expenses related to our stablecoin project. Federal deposit insurance expense increased $5.8 million due to a rate increase driven by the significant growth in deposits. Correspondent bank charges increased $0.6 million or 81.8% due to increased wire volumes and expanded correspondent relationships. Other general and administrative expense increased $0.9 million or 39.1% due to increases for expanded coverage of insurance, marketing, a legal settlement and an increase in the provision for unfunded commitments related to the increase in SEN Leverage loans total lines of credit.
Income Tax Expense (Benefit)
Income tax benefit was $2,000 for the three months ended June 30, 2021, compared to an expense of $1.8 million for the three months ended June 30, 2020. Our effective tax rates for the three months ended June 30, 2021 and 2020 were zero and 25.0%, respectively. The decrease in income tax expense and our effective tax rate were primarily related to significant tax benefits recognized on the exercise of stock options and the impact of tax-exempt income.
Income tax benefit was $1.2 million for the six months ended June 30, 2021, compared to an expense of $3.6 million for the six months ended June 30, 2020. Our effective tax rates for the six months ended June 30, 2021 and 2020 were (3.7)% and 26.7%, respectively. The decrease in income tax expense and our effective tax rate were primarily related to significant tax benefits recognized on the exercise of stock options and the impact of tax-exempt income.
Financial Condition
As of June 30, 2021, our total assets increased to $12.3 billion compared to $5.6 billion as of December 31, 2020. Shareholders’ equity increased $576.2 million, or 195.8%, to $870.5 million at June 30, 2021, compared to $294.3 million at December 31, 2020. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $2.9 billion at December 31, 2020 to $4.4 billion at June 30, 2021. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank. The increase in interest earning deposits is due to growth in total deposits exceeding growth in total loans and securities.
Securities Available-for-sale
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities primarily as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the periods presented, substantially all securities were classified as available-for-sale.
Our securities available-for-sale increased $5.2 billion, or 557.8%, from $939.0 million at December 31, 2020 to $6.2 billion at June 30, 2021. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, other asset backed securities and municipal bonds. During the six months ended June 30, 2021, we purchased $5.4 billion of securities, including $2.8 billion of agency residential mortgage-backed securities, $1.1 billion of municipal bonds, $588.2 million of U.S. agency securities, $333.2 million of U.S. Treasury securities, $488.8 million of agency commercial mortgage-backed securities, and $52.7 million of private-label commercial mortgage-backed securities.
At June 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at June 30, 2021 and the amortized cost and carrying value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
June 30, 2021
Securities Available-for-Sale:
U.S. Treasuries	$—	—	$—	—	$331,154	0.83%	$—	—	$331,154	$331,095	0.83%
U.S. agency securities - excluding mortgage-backed securities	—	—	3,032	0.87%	138,848	0.44%	436,644	0.25%	578,524	579,286	0.30%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,327,557	1.36%	1,327,557	1,319,816	1.36%
Government agency collateralized mortgage obligation	—	—	—	—	112	1.31%	1,619,900	0.49%	1,620,012	1,613,662	0.49%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	1,721	2.42%	1,721	1,722	2.42%
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	291,814	0.43%	291,814	290,938	0.43%
Government agency collateralized mortgage obligation	—	—	—	—	192,930	0.43%	—	—	192,930	192,921	0.43%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	233,145	2.80%	233,145	245,719	2.80%
Municipal bonds:
Tax-exempt	—	—	—	—	13,727	3.15%	965,979	1.99%	979,706	1,003,739	2.01%
Taxable	—	—	—	—	155,712	1.66%	200,579	2.21%	356,291	356,489	1.97%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	241,532	0.74%	241,532	241,391	0.74%
Total securities	$—	—	$3,032	0.87%	$832,483	0.86%	$5,318,871	1.14%	$6,154,386	$6,176,778	1.10%

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$331,154	$331,095	$—	$—
U.S. agency securities - excluding mortgage-backed securities	578,524	579,286	—	—
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,327,557	1,319,816	5,701	5,664
Government agency collateralized mortgage obligation	1,620,012	1,613,662	197,978	198,051
Private-label collateralized mortgage obligation	1,721	1,722	20,544	20,687
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	291,814	290,938	—	—
Government agency collateralized mortgage obligation	192,930	192,921	—	—
Private-label collateralized mortgage obligation	233,145	245,719	164,214	182,536
Municipal bonds:
Tax-exempt	979,706	1,003,739	246,159	270,359
Taxable	356,291	356,489	15,307	16,002
Asset backed securities:
Government sponsored student loan pools	241,532	241,391	248,848	245,716
Total securities	$6,154,386	$6,176,778	$898,751	$939,015

Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists primarily of loans secured by real estate and, as discussed further below, loans secured by bitcoin which are included in the commercial and industrial loan segment. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, multi-family loans and commercial and industrial loans provide us with higher risk-adjusted returns, relatively shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our commercial real estate, multi-family real estate, and construction lending activities are primarily directed to our market area of Southern California. Our one-to-four family residential loans and warehouse loans are sourced throughout the United States.
In 2020, we began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians. Our SEN Leverage product enables our digital currency customers to borrow U.S. dollars directly from the Bank to purchase bitcoin using bitcoin as the collateral for these loans, which we refer to as SEN Leverage direct lending. In the SEN Leverage direct lending structure, a Bank exchange customer, acting as custodian, holds the borrower’s bitcoin and the Bank uses the SEN to fund the loan directly to the borrower’s account at the exchange. In addition to providing SEN Leverage direct lending, the Bank also provides loans collateralized with bitcoin to certain third-party digital currency industry lenders for loans to their customers, which we refer to as SEN Leverage indirect lending. In the SEN Leverage indirect lending structure, the lender uses bitcoin to collateralize its loan with the Bank and the funding of the loan and liquidation of the collateral may or may not occur via the SEN. The Bank uses a custodian to custody the bitcoin collateral and a separate digital currency service provider to monitor the bitcoin collateral coverage ratio and, if necessary, to liquidate the bitcoin collateral. We believe our SEN Leverage product is unique in the digital currency industry, creating both deeper relationships with our clients and an attractive source of potential future revenue growth. The outstanding balance of SEN Leverage loans was $203.4 million and $77.2 million at June 30, 2021 and December 31, 2020, respectively, and is included in the commercial and industrial loan segment.
The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$144,247	19.3%	$187,855	25.0%
Multi-family	67,704	9.1%	77,126	10.3%
Commercial	272,948	36.6%	301,901	40.2%
Construction	5,481	0.7%	6,272	0.8%
Commercial and industrial	204,279	27.4%	78,909	10.5%
Reverse mortgage and other	1,364	0.2%	1,495	0.2%
Mortgage warehouse	49,897	6.7%	97,903	13.0%
Total gross loans held-for-investment	745,920	100.0%	751,461	100.0%
Deferred fees, net	1,151		2,206
Total loans held-for-investment	747,071		753,667
Allowance for loan losses	(6,916)		(6,916)
Total net loans held-for-investment	$740,155		$746,751
Loans held-for-sale(1)	$748,577		$865,961
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.

The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at June 30, 2021:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	June 30, 2021
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$10	$646	$143,591	$144,247
Multi-family	7,047	33,109	27,548	67,704
Commercial	37,778	160,332	74,838	272,948
Construction	2,836	2,645	—	5,481
Commercial and industrial	204,279	—	—	204,279
Reverse mortgage and other	4	—	1,360	1,364
Mortgage warehouse	49,897	—	—	49,897
Total gross loans held-for-investment	$301,851	$196,732	$247,337	$745,920
Amounts with fixed rates	$178,506	$178,672	$22,367	$379,545
Amounts with floating rates	$123,345	$18,060	$224,970	$366,375
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
Nonperforming loans increased to $7.5 million, or 1.01% of total loans, at June 30, 2021, compared to $5.0 million, or 0.66% of total loans, at December 31, 2020. The increase in nonperforming loans during the six months ended June 30, 2021 was due primarily to an increase in one-to-four family real estate loans.
Total nonperforming assets were $7.5 million and $5.0 million at June 30, 2021 and December 31, 2020, respectively, or 0.06% and 0.09%, respectively, of total assets.

The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$6,624	$4,113
Reverse mortgage and other	884	869
Accruing loans 90 or more days past due	—	—
Total gross nonperforming loans	7,508	4,982
Other real estate owned, net	—	—
Total nonperforming assets	$7,508	$4,982
Ratio of nonperforming loans to total loans(1)	1.01%	0.66%
Ratio of nonperforming assets to total assets	0.06%	0.09%

Troubled debt restructurings
Restructured loans-nonaccrual	$559	$564
Restructured loans-accruing	878	961
Total troubled debt restructurings	$1,437	$1,525
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
COVID-19 Update
At June 30, 2021, our gross loans held-for-investment portfolio was $745.9 million, with its largest segments consisting of commercial real estate loans, commercial and industrial loans and one-to-four-family residential real estate loans. Although there is uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, our relatively low to moderate loan-to-value ratios provide a lower probability of loss in the event of defaults in our loan portfolio. We will continue to monitor trends in our loan portfolio segments for any known or probable adverse conditions.

Additional information at June 30, 2021 related to our loan segments, including the weighted average loan-to-values for our real estate portfolio, is set forth below. Weighted average loan-to-value ratios are based on current loan balances and appraised values obtained either at loan origination or based on a more current updated appraisal.

	June 30, 2021
	Loan Balance At Period End	Weighted Average Loan-to-Value	Percentage of Gross Loans Held-for-Investment

Loan Segment:	(Dollars in thousands)
Real estate loans:
One-to-four family	$144,247	53%	19.3%
Multi-family	67,704	50%	9.1%
Commercial industry sectors:
Retail	78,289	53%	10.5%
Hospitality	46,515	44%	6.2%
Office	47,386	65%	6.4%
Industrial	50,860	58%	6.8%
Other	49,898	43%	6.7%
Total commercial	272,948	53%	36.6%
Construction	5,481	60%	0.7%
Other	255,540	N/A	34.3%
Total gross loans held-for-investment	$745,920	N/A	100.0%
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
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. Due to the fluid nature of COVID-19, this program has been evolving in order to provide maximum relief to bank borrowers. As of June 30, 2021, the remaining loans in deferral due to COVID-19 are as follows:

	Loan Balance At Period End	Percentage of Gross Loans Held-for-Investment

	(Dollars in thousands)
COVID-19 related modifications:
Real estate loans:
One-to-four family	$245	0.0%
Commercial industry sectors:
Retail	10,620	1.4%
Hospitality	4,562	0.6%
Office	7,985	1.1%
Total commercial	23,167	3.1%
Total modifications outstanding	$23,412	3.1%
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
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2021
Real estate loans:
One-to-four family	$136,208	$1,415	$6,624	$—	$144,247
Multi-family	67,704	—	—	—	67,704
Commercial	250,448	14,514	7,986	—	272,948
Construction	5,481	—	—	—	5,481
Commercial and industrial	204,080	—	199	—	204,279
Reverse mortgage and other	480	—	884	—	1,364
Mortgage warehouse	49,897	—	—	—	49,897
Total gross loans held-for-investment	$714,298	$15,929	$15,693	$—	$745,920

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Reverse mortgage and other	626	—	869	—	1,495
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461

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
Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as TDRs. As of June 30, 2021, the Company held seven loans totaling $1.4 million that were TDRs, compared to seven loans totaling to $1.5 million at December 31, 2020.
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
•For commercial and industrial loans, risks related to new product offerings such as loans secured by bitcoin and the volatility of this particular collateral type, nature, volume and terms of the loan portfolio, concentration risk, factors such as competition, legal and regulatory requirements as well as external factors that could impact the value of bitcoin; and

•For mortgage warehouse loans held-for-investment, despite our negligible loss history, we provide a loss allowance factor subject to quarterly adjustment. Mortgage warehouse loans held-for-sale are not subject to any loan loss allowance and are recorded at lower of cost or fair market value.
The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Six Months Ended June 30,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,916	$6,191
Charge-offs:
Real estate:
One-to-four family	—	17
Total charge-offs	—	17
Total recoveries	—	—
Net charge-offs	—	17
Provision for loan losses	—	589
Allowance for loan losses at period end	$6,916	$6,763

Total gross loans outstanding (end of period)	$745,920	$797,249
Average loans outstanding	$761,435	$694,751

Allowance for loan losses to period end loans	0.93%	0.85%
Net charge-offs to average loans	0.00%	0.00%
Our allowance for loan losses at June 30, 2021 and June 30, 2020 was $6.9 million and $6.8 million, respectively, or 0.93% and 0.85% of loans held-for-investment for each respective period-end. The overall level of the allowance was based on Silvergate’s historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range, based on last required appraisal value, in the Company's commercial, multi-family and one-to-four family real estate loans as of June 30, 2021. The increase in the ratio of the allowance for loan losses to gross loans held-for-investment from June 30, 2020 was due to changes in loan product and segment mix.
We had no charge-offs and no recoveries for the six months ended June 30, 2021 and June 30, 2020.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2021		December 31, 2020
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,259	0.17%	$1,245	0.17%
Multi-family	743	0.10%	878	0.12%
Commercial	2,938	0.39%	1,810	0.24%
Construction	512	0.07%	590	0.08%
Commercial and industrial	1,245	0.17%	1,931	0.24%
Reverse mortgage and other	11	0.00%	39	0.01%
Mortgage warehouse	208	0.03%	423	0.06%
Total allowance for loan losses	$6,916	0.93%	$6,916	0.92%
________________________
(1)Loan amount as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers. Deposits increased $6.1 billion, or 116.7% to $11.4 billion at June 30, 2021, compared to $5.2 billion at December 31, 2020. Noninterest bearing deposits totaled $11.3 billion, representing approximately 99.3% of total deposits at June 30, 2021, compared to $5.1 billion, representing approximately 97.8% of total deposits at December 31, 2020.
At June 30, 2021, deposits by foreign depositors amounted to $3.1 billion or 27.1% of total deposits, compared to $1.4 billion, or 27.6% of total deposits, at December 31, 2020. The increase in total deposits from the prior year end was driven by an increase in deposits from digital currency exchanges, institutional investors in digital assets and other fintech related customers, with elevated client activity evidenced by the record volume of SEN transactions during the quarter. The Bank’s 10 largest depositors accounted for $5.3 billion in deposits, or approximately 46.7% of total deposits at June 30, 2021 compared to $2.5 billion in deposits, or approximately 47.5% of total deposits at December 31, 2020, substantially all of which are customers operating in the digital currency industry.
Our continued growth has been accompanied by significant fluctuations in the level of our deposits, in particular our deposits from customers in the digital currency industry, as our customers in this industry typically carry higher balances over the weekend to take advantage of the 24/7 availability of the SEN, and carry lower balances during the business week. The Bank’s average total digital currency deposits during the three months ended June 30, 2021 amounted to $9.9 billion, the high and low daily total digital currency deposit levels during such time were $11.8 billion and $6.8 billion, respectively.

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

	June 30, 2021		December 31, 2020
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	93	$5,395	76	$2,479
Institutional investors	771	3,986	607	1,811
Other customers	360	1,734	286	749
Total	1,224	$11,114	969	$5,039
________________________
(1)Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.00% and 0.01%, respectively, for the six months ended June 30, 2021, compared to 0.62% and 0.68%, respectively, for the six months ended June 30, 2020. The decrease in the weighted average cost of deposits compared to the prior period was driven by the absence of any interest expense associated with brokered certificates of deposit, which were called in the second quarter of 2020, and due to higher balances of noninterest bearing deposits.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Six Months Ended June 30, 2021		Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$8,263,160	—	$1,931,310	—
Interest bearing accounts:
Interest bearing demand accounts	34,709	0.13%	44,991	0.14%
Money market and savings accounts	71,909	0.16%	71,432	0.46%
Certificates of deposit:
Brokered certificates of deposit	—	—	95,611	5.65%
Other	673	0.60%	1,311	0.92%
Total interest bearing deposits	107,291	0.15%	213,345	2.72%
Total deposits	$8,370,451	0.00%	$2,144,655	0.27%
The following table presents the maturities of our certificates of deposit as of June 30, 2021:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

	(Dollars in thousands)
$100,000 or more	$—	$—	$—	$306	$306
Less than $100,000	53	—	141	111	305
Total	$53	$—	$141	$417	$611

Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. At June 30, 2021, approximately $1.2 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. At June 30, 2021, we had no outstanding FHLB advances and had an additional $730.2 million in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Six Months Ended June 30, 2021	Year Ended December 31, 2020

	(Dollars in thousands)
Amount outstanding at period-end	$—	$—
Weighted average interest rate at period-end	—	—
Maximum month-end balance during the period	$—	$360,000
Average balance outstanding during the period	$—	$68,522
Weighted average interest rate during the period	—	0.50%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $5.0 million as of June 30, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of June 30, 2021.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At June 30, 2021, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At June 30, 2021, the interest rate for the Company’s next scheduled payment was 3.98%, based on six-month LIBOR of 0.23%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At June 30, 2021, the interest rate for the Company’s next scheduled payment was 1.97%, based on three-month LIBOR of 0.12%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At June 30, 2021, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $108.0 million with other correspondent banks.

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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. At June 30, 2021, we had $730.2 million of available borrowing capacity from the FHLB, $5.0 million of available borrowing capacity from the FRB and available lines of credit of $108.0 million with other correspondent banks. Cash and cash equivalents at June 30, 2021 were $4.5 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $576.2 million to $870.5 million at June 30, 2021, compared to $294.3 million at December 31, 2020. The increase in shareholders’ equity was primarily due to two equity offerings, which resulted in the issuance of a total of 7,357,319 shares of Class A common stock for aggregate gross proceeds of $587.5 million and net proceeds of $567.5 million after deducting underwriting discounts, commissions and offering expenses, as applicable, in addition to net income for the six months ended June 30, 2021, which amounted to $33.6 million, partially offset by a decrease in accumulated other comprehensive income of $24.9 million.
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
As of June 30, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2021
The Company
Tier 1 leverage ratio	$864,828	7.91%	$437,250	4.00%	N/A	N/A
Common equity tier 1 capital ratio	849,328	46.75%	81,747	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	864,828	47.61%	108,995	6.00%	N/A	N/A
Total risk-based capital ratio	871,996	48.00%	145,327	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	858,796	7.88%	436,015	4.00%	$545,018	5.00%
Common equity tier 1 capital ratio	858,796	47.29%	81,715	4.50%	118,033	6.50%
Tier 1 risk-based capital ratio	858,796	47.29%	108,953	6.00%	145,271	8.00%
Total risk-based capital ratio	865,964	47.69%	145,271	8.00%	181,589	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
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
Exposure to interest rates is managed by structuring the balance sheet in a ‘business as usual’ or ‘base case’ scenario. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We hedge interest rate risk by utilizing interest rate floors, interest rate caps and interest rate swaps. The interest rate floors hedge our cash and securities, the interest rate caps hedge our securities and subordinated debentures and the interest rate swaps hedge our taxable municipal bonds. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk.
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

	(Dollars in thousands)
June 30, 2021
Assets
Interest earning assets
Loans(1)	$1,048,733	$44,092	$156,848	$1,249,673	$245,975	$1,495,648
Securities(2)	2,330,962	62,992	186,287	2,580,241	3,652,995	6,233,236
Interest earning deposits in other banks	4,411,177	—	135	4,411,312	4,146	4,415,458
Total earning assets	$7,790,872	$107,084	$343,270	$8,241,226	$3,903,116	$12,144,342
Liabilities
Interest bearing liabilities
Interest bearing deposits	$79,982	$—	$—	$79,982	$325	$80,307
Certificates of deposit	—	53	141	194	417	611
Total interest bearing deposits	79,982	53	141	80,176	742	80,918
Total interest bearing liabilities	$79,982	$53	$141	$80,176	$742	$80,918
Period gap	$7,710,890	$107,031	$343,129	$8,161,050	$3,902,374	$12,063,424
Cumulative gap	$7,710,890	$7,817,921	$8,161,050	$8,161,050	$12,063,424
Ratio of cumulative gap to total earning assets	63.49%	64.38%	67.20%	67.20%	99.33%
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

The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2021:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2021	(15.25)%	0.00%	51.89%	104.12%	159.32%
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
The following table illustrates the results of our EVE analysis as of June 30, 2021.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2021	(0.07)%	0.00%	(4.52)%	(5.88)%	(7.25)%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.3
Articles Supplementary of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Silvergate Capital Corporation’s Current Report on Form 8-K filed on August 4, 2021)

10.1
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Alan J. Lane (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.2
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Benjamin C. Reynolds (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.3
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Kathleen E. Fraher (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

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

SILVERGATE CAPITAL CORPORATION

Date:	August 10, 2021	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2021	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)