Form 10-Q
period 2021-09-30
Silvergate Capital Corp
filed 2021-11-09
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ending September 30, 2021
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
(858) 362-6300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SI	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	SI PRA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 2, 2021, the registrant had 26,578,499 shares of Class A voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value and Per Share Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$168,628	$16,405
Interest earning deposits in other banks	3,615,860	2,945,682
Cash and cash equivalents	3,784,488	2,962,087
Securities available-for-sale, at fair value	7,234,216	939,015
Loans held-for-sale, at lower of cost or fair value	818,447	865,961
Loans held-for-investment, net of allowance for loan losses of $6,916 at September 30, 2021 and December 31, 2020	809,745	746,751
Federal home loan and federal reserve bank stock, at cost	34,010	14,851
Accrued interest receivable	32,154	8,698
Premises and equipment, net	1,483	2,072
Derivative assets	37,210	31,104
Other assets	24,868	15,696
Total assets	$12,776,621	$5,586,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$11,586,318	$5,133,579
Interest bearing accounts	76,202	114,447
Total deposits	11,662,520	5,248,026
Subordinated debentures, net	15,841	15,831
Accrued expenses and other liabilities	26,179	28,079
Total liabilities	11,704,540	5,291,936
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; $1,000 per share liquidation preference, 200 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 26,536 and 18,770 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	265	188
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 0 and 64 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	1
Additional paid-in capital	891,611	129,726
Retained earnings	175,485	118,348
Accumulated other comprehensive income	4,718	46,036
Total shareholders’ equity	1,072,081	294,299
Total liabilities and shareholders’ equity	$12,776,621	$5,586,235
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$16,972	$13,527	$50,727	$38,358
Taxable securities	14,000	3,746	25,916	13,917
Tax-exempt securities	5,014	1,720	9,832	3,345
Other interest earning assets	1,755	196	4,633	1,325
Dividends and other	195	116	804	437
Total interest income	37,936	19,305	91,912	57,382
Interest expense
Deposits	26	57	107	5,760
Federal home loan bank advances	—	65	—	336
Subordinated debentures and other	247	257	744	830
Total interest expense	273	379	851	6,926
Net interest income before provision for loan losses	37,663	18,926	91,061	50,456
Provision for loan losses	—	—	—	589
Net interest income after provision for loan losses	37,663	18,926	91,061	49,867
Noninterest income
Mortgage warehouse fee income	665	758	2,372	1,590
Service fees related to off-balance sheet deposits	—	1	—	78
Deposit related fees	8,171	3,293	26,603	7,497
Gain on sale of securities, net	5,182	—	5,182	3,753
(Loss) gain on sale of loans, net	—	(96)	—	354
Gain on extinguishment of debt	—	—	—	925
Other income	24	8	44	132
Total noninterest income	14,042	3,964	34,201	14,329
Noninterest expense
Salaries and employee benefits	10,729	8,899	31,979	26,856
Occupancy and equipment	523	845	1,736	2,646
Communications and data processing	1,793	1,389	5,210	3,963
Professional services	2,471	1,207	6,782	3,297
Federal deposit insurance	4,297	209	10,437	514
Correspondent bank charges	572	403	1,881	1,123
Other loan expense	299	60	753	281
Other general and administrative	1,655	1,121	4,686	3,300
Total noninterest expense	22,339	14,133	63,464	41,980
Income before income taxes	29,366	8,757	61,798	22,216
Income tax expense	5,874	1,697	4,661	5,297
Net income	23,492	7,060	57,137	16,919
Dividends on preferred stock	—	—	—	—
Net income available to common shareholders	$23,492	$7,060	$57,137	$16,919
Basic earnings per common share	$0.89	$0.38	$2.29	$0.91
Diluted earnings per common share	$0.88	$0.37	$2.26	$0.88
Weighted average common shares outstanding:
Basic	26,525	18,682	24,927	18,674
Diluted	26,766	19,134	25,308	19,119
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$23,492	$7,060	$57,137	$16,919
Other comprehensive income (loss):
Change in net unrealized (loss) gain on available-for-sale securities	(16,019)	13,557	(33,891)	29,434
Less: Reclassification adjustment for net gain included in net income	(5,182)	—	(5,182)	(3,753)
Income tax effect	6,019	(3,898)	10,960	(7,366)
Unrealized (loss) gain on available-for-sale securities, net of tax	(15,182)	9,659	(28,113)	18,315
Change in net unrealized (loss) gain on derivative assets	(1,234)	(1,187)	(16,768)	25,010
Less: Reclassification adjustment for net gain included in net income	(516)	(516)	(1,530)	(1,197)
Income tax effect	471	472	5,093	(6,831)
Unrealized (loss) gain on derivative instruments, net of tax	(1,279)	(1,231)	(13,205)	16,982
Other comprehensive (loss) income	(16,461)	8,428	(41,318)	35,297
Total comprehensive income	$7,031	$15,488	$15,819	$52,216
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

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	18,769,771	$188	64,197	$1	$129,726	$118,348	$46,036	$294,299
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	12,710	(15,519)	(2,809)
Net proceeds from stock issuance	—	—	5,860,858	58	—	—	423,482	—	—	423,540
Conversion of Class B common stock to Class A common stock	—	—	64,197	1	(64,197)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	290	—	—	290
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	—	—	125,142	1	—	—	(1,700)	—	—	(1,699)
Balance at March 31, 2021	—	—	24,819,968	248	—	—	551,798	131,058	30,517	713,621
Total comprehensive income, net of tax	—	—	—	—	—	—	—	20,935	(9,338)	11,597
Net proceeds from stock issuance	—	—	1,496,461	15	—	—	143,990	—	—	144,005
Stock-based compensation	—	—	—	—	—	—	496	—	—	496
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	—	—	191,226	2	—	—	786	—	—	788
Balance at June 30, 2021	—	—	26,507,655	265	—	—	697,070	151,993	21,179	870,507
Total comprehensive income, net of tax	—	—	—	—	—	—	—	23,492	(16,461)	7,031
Net proceeds from stock issuance	200,000	2	—	—	—	—	193,627	—	—	193,629
Stock-based compensation	—	—	—	—	—	—	587	—	—	587
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	—	—	27,956	—	—	—	327	—	—	327
Balance at September 30, 2021	200,000	$2	26,535,611	$265	—	$—	$891,611	$175,485	$4,718	$1,072,081
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$57,137	$16,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,900	2,535
Amortization of securities premiums and discounts, net	28,069	2,941
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	422	689
Stock-based compensation	1,373	659
Provision for loan losses	—	589
Originations of loans held-for-sale	(9,440,843)	(4,516,366)
Proceeds from sales of loans held-for-sale	9,488,357	4,216,094
Other gains, net	(7,650)	(7,432)
Other, net	(655)	428
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(24,216)	(7,242)
Accrued expenses and other liabilities	15,238	2,634
Net cash provided by (used in) operating activities	119,132	(287,552)
Cash flows from investing activities
Purchases of securities available-for-sale	(6,921,562)	(278,641)
Proceeds from sale of securities available-for-sale	338,851	216,355
Proceeds from paydowns and maturities of securities available-for-sale	215,278	40,915
Loan originations/purchases and payments, net	(63,415)	(98,259)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	—	36,400
Purchase of federal home loan and federal reserve bank stock, net	(19,160)	(4,575)
Purchase of premises and equipment	(267)	(788)
(Payments for) proceeds from derivative contracts, net	(21,540)	15,311
Other, net	—	109
Net cash used in investing activities	(6,471,815)	(73,173)
Cash flows from financing activities
Net change in noninterest bearing deposits	6,452,739	820,659
Net change in interest bearing deposits	(38,245)	(354,206)
Net change in federal home loan bank advances	—	(38,075)
Payments made on notes payable	—	(3,714)
Proceeds from common stock issuance, net	567,521	—
Proceeds from preferred stock issuance, net	193,653	—
Proceeds from stock option exercise	1,559	—
Taxes paid related to net share settlement of equity awards	(2,143)	(150)
Other, net	—	89
Net cash provided by financing activities	7,175,084	424,603
Net increase in cash and cash equivalents	822,401	63,878
Cash and cash equivalents, beginning of period	2,962,087	133,604
Cash and cash equivalents, end of period	$3,784,488	$197,482
Supplemental cash flow information:
Cash paid for interest	$1,004	$7,366
Income taxes paid, net	3,702	3,945
Supplemental noncash disclosures:
Loans held-for-investment transferred to loans held-for-sale	$—	$30,792
Loans held-for-sale transferred to loans held-for-investment	—	5,098
Loans transferred to other real estate owned	—	51
Right-of-use assets obtained in exchange for new operating lease liabilities	77	—
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Business and Summary of Significant Accounting Policies
Nature of Business
The accompanying consolidated financial statements include the accounts of Silvergate Capital Corporation, a Maryland corporation, and its wholly-owned subsidiary, Silvergate Bank (the “Bank”), collectively referred to as (the “Company” or “Silvergate”).
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
On August 4, 2021, the Company issued and sold 8,000,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock, equivalent to $25 per Depositary Share. The aggregate gross proceeds of the offering were $200.0 million and net proceeds to the Company were approximately $193.7 million after deducting underwriting discounts and offering expenses. When, as and if declared by the board of directors of the Company, or a duly authorized board committee, dividends will be payable from the date of issuance, quarterly in arrears, beginning on November 15, 2021. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after August 15, 2026. See “Note 13—Subsequent Event”, for more information.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (or “ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate (or “LIBOR”) or other interbank offered rate (reference rates) on financial reporting. On March 5, 2021, the U.K. Financial Conduct Authority, the regulatory supervisor for ICE Benchmark Administration, the administrator of LIBOR, announced that the overnight and one, three, six and twelve month USD LIBOR will be discontinued on June 30, 2023. It was originally expected that LIBOR would be discontinued by the end of 2021. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. In January 2020, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 to include derivative instruments impacted by discounting transition. The Company has created a subcommittee of the Asset Liability Management Committee to address the LIBOR transition and phase-out issues. The Company has identified its LIBOR-based contracts that will be impacted by the transition away from of LIBOR, and is incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. The Company is evaluating the impact that ASU 2020-04 will have on those financial assets where LIBOR is used as an index rate.
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.

Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
September 30, 2021
U.S. agency securities - excluding mortgage-backed securities	$1,077,672	$5,920	$(4,772)	$1,078,820
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,371,347	247	(4,764)	1,366,830
Government agency collateralized mortgage obligation	1,992,224	1,941	(14,877)	1,979,288
Private-label collateralized mortgage obligation	1,583	26	(16)	1,593
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	396,500	995	(1,613)	395,882
Government agency collateralized mortgage obligation	218,078	232	(614)	217,696
Private-label collateralized mortgage obligation	253,293	12,373	(344)	265,322
Municipal bonds:
Tax-exempt	1,289,545	21,562	(14,095)	1,297,012
Taxable	395,246	1,885	(2,546)	394,585
Asset backed securities:
Government sponsored student loan pools	237,537	334	(683)	237,188
	$7,233,025	$45,515	$(44,324)	$7,234,216

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,701	$18	$(55)	$5,664
Government agency collateralized mortgage obligation	197,978	371	(298)	198,051
Private-label collateralized mortgage obligation	20,544	399	(256)	20,687
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,214	18,322	—	182,536
Municipal bonds:
Tax-exempt	246,159	24,200	—	270,359
Taxable	15,307	695	—	16,002
Asset backed securities:
Government sponsored student loan pools	248,848	17	(3,149)	245,716
	$898,751	$44,022	$(3,758)	$939,015
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of September 30, 2021 and December 31, 2020.

Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
September 30, 2021
U.S. agency securities - excluding mortgage-backed securities	$536,910	$(4,772)	$—	$—	$536,910	$(4,772)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,246,443	(4,764)	71	—	1,246,514	(4,764)
Government agency collateralized mortgage obligation	1,738,718	(14,869)	728	(8)	1,739,446	(14,877)
Private-label collateralized mortgage obligation	—	—	445	(16)	445	(16)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	201,713	(1,613)	—	—	201,713	(1,613)
Government agency collateralized mortgage obligation	55,101	(614)	—	—	55,101	(614)
Private-label collateralized mortgage obligation	35,582	(227)	7,256	(117)	42,838	(344)
Municipal bonds:
Tax-exempt	915,726	(14,095)	—	—	915,726	(14,095)
Taxable	300,313	(2,546)	—	—	300,313	(2,546)
Asset backed securities:
Government sponsored student loan pools	110,746	(452)	41,725	(231)	152,471	(683)
	$5,141,252	$(43,952)	$50,225	$(372)	$5,191,477	$(44,324)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,165	$(55)	$—	$—	$5,165	$(55)
Government agency collateralized mortgage obligation	120,912	(172)	56,976	(126)	177,888	(298)
Private-label collateralized mortgage obligation	290	(7)	9,950	(249)	10,240	(256)
Asset backed securities:
Government sponsored student loan pools	—	—	240,825	(3,149)	240,825	(3,149)
	$126,367	$(234)	$307,751	$(3,524)	$434,118	$(3,758)
As indicated in the tables above, as of September 30, 2021, the Company’s investment securities had gross unrealized losses totaling approximately $44.3 million, compared to approximately $3.8 million at December 31, 2020. The Company analyzes all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis, the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at September 30, 2021. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of September 30, 2021, the Company had 255 securities whose estimated fair value declined 0.85% from the Company’s amortized cost; at December 31, 2020, the Company had 30 securities whose estimated fair value declined 0.86% from the Company’s amortized cost. These unrealized losses on securities are primarily due to widening of credit spreads and changes in market interest rates since their purchase dates. Current unrealized losses are expected to recover as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
For the three and nine months ended September 30, 2021, the Company received $338.9 million in proceeds and recognized $5.2 million of gains and no losses on sales of available-for-sale securities. There were no sales or calls of securities for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company received $216.4 million in proceeds and recognized a $4.7 million gain and $0.9 million loss on sales and calls of securities.
There were no credit losses associated with our securities portfolio recognized in earnings for the three and nine months ended September 30, 2021 and 2020.
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

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$—	$—	$—	$—
After one year through five years	2,710	2,641	—	—
After five years through ten years	1,022,607	1,023,876	14,021	15,694
After ten years	6,207,708	6,207,699	884,730	923,321
Total	$7,233,025	$7,234,216	$898,751	$939,015
Note 3—Loans
The following disclosure reports the Company’s loan portfolio segments and classes. Segments are groupings of similar loans at a level in which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:
Real estate. Real estate loans include loans for which the Company holds one-to-four family, multi-family, commercial and construction real property as collateral. Commercial real estate lending activity is primarily focused on investor properties that are owned by customers with a current banking relationship. The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans also may be adversely affected by conditions in the real estate markets or in the general economy.
Commercial and industrial. Commercial and industrial loans consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables, digital currency assets such as bitcoin and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risks may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Currently, commercial and industrial loans consist primarily of digital currency asset based loans. In January 2020, the Company began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians. The outstanding balance of SEN Leverage loans was $254.5 million and $77.2 million at September 30, 2021 and December 31, 2020, respectively.

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
Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding for single-family residential mortgage loans originated by mortgage bankers or other lenders. The Company holds legal title to such loans from the date they are funded by the Company until the loans are sold to secondary market investors pursuant to pre-existing take out commitments, generally within a few weeks of origination, with loan sale proceeds applied to pay down Company funding. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. At September 30, 2021 and December 31, 2020, gross mortgage warehouse loans were approximately $947.4 million and $963.9 million, respectively.
A summary of loans as of the periods presented are as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Real estate loans:
One-to-four family	$119,817	$187,855
Multi-family	54,636	77,126
Commercial	250,295	301,901
Construction	6,046	6,272
Commercial and industrial	254,624	78,909
Reverse mortgage and other	1,385	1,495
Mortgage warehouse	128,975	97,903
Total gross loans held-for-investment	815,778	751,461
Deferred fees, net	883	2,206
Total loans held-for-investment	816,661	753,667
Allowance for loan losses	(6,916)	(6,916)
Total loans held-for-investment, net	$809,745	$746,751
Total loans held-for-sale(1)	$818,447	$865,961
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.
At September 30, 2021 and December 31, 2020, approximately $432.2 million and $574.5 million, respectively, of the Company’s gross loans held-for-investment was collateralized by various forms of real estate, primarily located in California. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The Company monitors and manages concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics.
Recorded investment in loans excludes accrued interest receivable, loan origination fees, net and unamortized premium or discount, and net due to immateriality. Accrued interest on loans held-for-investment totaled approximately $3.2 million and $2.7 million and deferred fees totaled approximately $0.9 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively.
Allowance for Loan Losses
During the three months ended March 31, 2021, the Company updated the allowance for loan loss model to remove historical loss data which is no longer relevant for the commercial and industrial loan segment, reflecting the growth of digital currency asset collateralized loans that are now the majority of the loan segment balance. In addition, the Company added a COVID-19 loan modification qualitative factor adjustment to the commercial and one-to-four family real estate loan segments to recognize the modifications granted over the previous twelve months and additional risks of default in these loan segments.

The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended September 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2021	$1,259	$743	$2,938	$512	$1,245	$11	$208	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(131)	(103)	(440)	91	211	1	371	—
Balance, September 30, 2021	$1,128	$640	$2,498	$603	$1,456	$12	$579	$6,916

	Three Months Ended September 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2020	$1,514	$822	$1,947	$1,018	$763	$40	$659	$6,763
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(83)	23	(18)	309	14	1	(246)	—
Balance, September 30, 2020	$1,431	$845	$1,929	$1,327	$777	$41	$413	$6,763

	Nine Months Ended September 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(117)	(238)	688	13	(475)	(27)	156	—
Balance, September 30, 2021	$1,128	$640	$2,498	$603	$1,456	$12	$579	$6,916

	Nine Months Ended September 30, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$38	$250	$6,191
Charge-offs	(17)	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(603)	192	(862)	1,231	465	3	163	589
Balance, September 30, 2020	$1,431	$845	$1,929	$1,327	$777	$41	$413	$6,763

	September 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$31	$—	$—	$—	$—	$—	$—	$31
General portfolio allocation	1,097	640	2,498	603	1,456	12	579	6,885
Total allowance for loan losses	$1,128	$640	$2,498	$603	$1,456	$12	$579	$6,916
Loans evaluated for impairment:
Specifically evaluated	$5,855	$—	$10,005	$—	$162	$902	$—	$16,924
Collectively evaluated	113,962	54,636	240,290	6,046	254,462	483	128,975	798,854
Total gross loans held-for-investment	$119,817	$54,636	$250,295	$6,046	$254,624	$1,385	$128,975	$815,778

	December 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$11	$—	$—	$—	$—	$29	$—	$40
General portfolio allocation	1,234	878	1,810	590	1,931	10	423	6,876
Total allowance for loan losses	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Loans evaluated for impairment:
Specifically evaluated	$5,780	$—	$9,722	$—	$274	$869	$—	$16,645
Collectively evaluated	182,075	77,126	292,179	6,272	78,635	626	97,903	734,816
Total gross loans held-for-investment	$187,855	$77,126	$301,901	$6,272	$78,909	$1,495	$97,903	$751,461
Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,291	$5,555	$—
Commercial	10,005	10,005	—
Commercial and industrial	162	162	—
Reverse mortgage and other	902	902	—
	17,360	16,624	—
With an allowance recorded:
Real estate loans:
One-to-four family	325	300	31
	325	300	31
Total impaired loans	$17,685	$16,924	$31

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,432	$5,716	$—
Commercial	9,723	9,722	—
Commercial and industrial	274	274	—
Reverse mortgage and other	523	523	—
	16,952	16,235	—
With an allowance recorded:
Real estate loans:
One-to-four family	64	64	11
Reverse mortgage and other	346	346	29
	410	410	40
Total impaired loans	$17,362	$16,645	$40

	Three Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,873	$50	$3,312	$34
Commercial	9,970	135	4,710	377
Commercial and industrial	174	3	1,474	29
Reverse mortgage and other	893	—	518	—
	17,910	188	10,014	440
With an allowance recorded:
Real estate loans:
One-to-four family	301	6	65	1
Reverse mortgage and other	—	—	345	—
	301	6	410	1
Total impaired loans	$18,211	$194	$10,424	$441

	Nine Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,261	$190	$3,477	$131
Commercial	9,890	396	2,864	419
Commercial and industrial	212	12	1,949	102
Reverse mortgage and other	796	—	515	—
	17,159	598	8,805	652
With an allowance recorded:
Real estate loans:
One-to-four family	243	9	65	4
Reverse mortgage and other	86	—	341	—
	329	9	406	4
Total impaired loans	$17,488	$607	$9,211	$656
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
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,157	$211	$3,274	$4,642	$115,175	$119,817	$4,943	$—
Multi-family	—	—	—	—	54,636	54,636	—	—
Commercial	—	—	—	—	250,295	250,295	—	—
Construction	—	—	—	—	6,046	6,046	—	—
Commercial and industrial	—	—	—	—	254,624	254,624	—	—
Reverse mortgage and other	—	—	—	—	1,385	1,385	902	—
Mortgage warehouse	—	—	—	—	128,975	128,975	—	—
Total gross loans held-for-investment	$1,157	$211	$3,274	$4,642	$811,136	$815,778	$5,845	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$992	$85	$3,820	$4,897	$182,958	$187,855	$4,113	$—
Multi-family	206	—	—	206	76,920	77,126	—	—
Commercial	—	—	—	—	301,901	301,901	—	—
Construction	—	—	—	—	6,272	6,272	—	—
Commercial and industrial	—	—	—	—	78,909	78,909	—	—
Reverse mortgage and other	—	—	—	—	1,495	1,495	869	—
Mortgage warehouse	—	—	—	—	97,903	97,903	—	—
Total gross loans held-for-investment	$1,198	$85	$3,820	$5,103	$746,358	$751,461	$4,982	$—
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
As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $1.9 million and $1.5 million, respectively. The Company has allocated $31,000 of specific allowance for those loans at September 30, 2021 and $11,000 at December 31, 2020. The Company has not committed to advance additional amounts on these TDRs. No loans were modified as TDRs during the three and nine months ended September 30, 2020.
Modifications of loans classified as TDRs during the periods presented, are as follows:

	Three and Nine Months Ended September 30, 2021
	Number of Loans	Pre- Modifications Outstanding Recorded Investment	Post- Modifications Outstanding Recorded Investment

	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One-to-four family	2	$547	$590
The TDR’s described above had an immaterial impact the allowance for loan losses and no impact to charge-offs during the three and nine months ended September 30, 2021.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three and nine months ended September 30, 2021 or 2020. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three and nine months ended September 30, 2021 or 2020.

COVID-19 Related Modifications
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. As of September 30, 2021, loans representing $0.2 million in loan balances were still under modification, deferring a portion or all of the contractual payments.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2021
Real estate loans:
One-to-four family	$113,986	$888	$4,943	$—	$119,817
Multi-family	54,636	—	—	—	54,636
Commercial	231,666	10,580	8,049	—	250,295
Construction	6,046	—	—	—	6,046
Commercial and industrial	254,462	—	162	—	254,624
Reverse mortgage and other	483	—	902	—	1,385
Mortgage warehouse	128,975	—	—	—	128,975
Total gross loans held-for-investment	$790,254	$11,468	$14,056	$—	$815,778

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Reverse mortgage and other	626	—	869	—	1,495
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461
Related Party Loans
The Company had related party loans with an outstanding balance of $5.3 million and $5.0 million as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company advanced $2.4 million of related party loans and received $2.1 million in principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

	(Dollars in thousands)
Amount outstanding at period-end	$—	$—
Weighted average interest rate at period-end	—	—
Maximum month-end balance during the period	$—	$360,000
Average balance outstanding during the period	$—	$68,522
Weighted average interest rate during the period	0.19%	0.50%
FHLB advances are secured with eligible collateral consisting of certain real estate loans. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements and as of September 30, 2021 and December 31, 2020, were limited in the aggregate to 35% of the Bank’s total assets. Loans with carrying values of approximately $1.3 billion and $1.5 billion were pledged to the FHLB as of September 30, 2021 and December 31, 2020, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $818.2 million and $893.0 million as of September 30, 2021 and December 31, 2020, respectively.
FRB Advances
The Bank is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $6.1 million and $6.3 million were pledged to the FRB at September 30, 2021 and December 31, 2020, respectively. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was approximately $5.1 million and $4.8 million as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, there were no borrowings outstanding under any of these lines.
Federal Funds Purchased
The Bank may borrow up to an aggregate $108.0 million, overnight on an unsecured basis, from two of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Bank’s credit profile. As of September 30, 2021 and December 31, 2020, the Company had no outstanding balance of federal funds purchased.

Note 5—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2021, the interest rate for the Company’s next scheduled payment was 3.91%, based on six-month LIBOR of 0.16%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2021, the interest rate for the Company’s next scheduled payment was 1.97%, based on three-month LIBOR of 0.12%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
The outstanding balance of the subordinated debentures was $15.8 million, net of $0.1 million unamortized debt issuance cost as of September 30, 2021 and $15.8 million, net of $0.1 million unamortized debt issuance costs as of December 31, 2020.
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
Interest rate swaps. In 2020, the Company entered into two pay-fixed/receive floating rate interest rate swaps (the “Swap Agreements”) for a notional amount of $14.3 million that were designated as fair value hedges of certain available-for-sale securities. The Swap Agreements were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Swap Agreements are based on three-month LIBOR and expire in 2030 and 2031. The Company expects the Swap Agreements to remain effective during the remaining term of the Swap Agreements. The Company may receive collateral or may be required to post collateral based upon the market valuation. As of September 30, 2021, the Company held $0.3 million in cash collateral posted by the counterparty.
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

	September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$20,707	Derivative assets	$30,766
Cash flow hedge interest rate cap	Derivative assets	—	Derivative assets	—
Fair value hedge interest rate swap	Derivative assets	1,028	Derivative assets	338
Fair value hedge interest rate cap	Derivative assets	15,475	Derivative assets	—
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$714,943	$15,367	$(1,028)	$(278)

The following table summarizes the effects of derivatives in cash flow and fair value hedging relationships designated as hedging instruments on the Company’s OCI and consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(216)	$(120)	Interest income - Other interest earning assets	$142	$134
Cash flow hedge interest rate floor	(863)	(480)	Interest income - Taxable securities	1,089	1,056
Cash flow hedge interest rate cap	—	(3)	Interest expense - Subordinated debentures	(101)	(90)
Fair value hedge interest rate cap(1)	459	—

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(1,361)	$6,614	Interest income - Other interest earning assets	$418	$609
Cash flow hedge interest rate floor	(5,442)	19,738	Interest income - Taxable securities	3,214	1,844
Cash flow hedge interest rate cap	—	(296)	Interest expense - Subordinated debentures	(301)	(210)
Fair value hedge interest rate cap(1)	(8,164)	—
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

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended September 30,
	2021		2020
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$14,000	$5,014	$3,746	$1,720
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$(105)	$—	$(86)	$—
Derivatives designated as hedging instruments	74	—	72	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(625)	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Nine Months Ended September 30,
	2021		2020
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$25,916	$9,832	$13,917	$3,345
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$(690)	$—	$(112)	$—
Derivatives designated as hedging instruments	631	—	92	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(1,104)	—	—
Note 7—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended September 30,
	2021		2020
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$6,167	21.0%	$1,840	21.0%
State tax, net of federal benefit	2,049	7.0%	629	7.2%
Tax credits	(61)	(0.2)%	5	0.1%
Tax-exempt income	(1,731)	(5.9)%	(493)	(5.6)%
Excess tax benefit from stock-based compensation	(523)	(1.8)%	(42)	(0.5)%
Other items, net	(27)	(0.1)%	(242)	(2.8)%
Actual tax expense	$5,874	20.0%	$1,697	19.4%

	Nine Months Ended September 30,
	2021		2020
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$12,978	21.0%	$4,666	21.0%
State tax, net of federal benefit	1,939	3.1%	1,736	7.8%
Tax credits	(118)	(0.2)%	(118)	(0.5)%
Tax-exempt income	(2,483)	(4.0)%	(740)	(3.3)%
Excess tax benefit from stock-based compensation	(7,572)	(12.3)%	(62)	(0.3)%
Other items, net	(83)	(0.1)%	(185)	(0.9)%
Actual tax expense	$4,661	7.5%	$5,297	23.8%
Income tax expense was $5.9 million for the three months ended September 30, 2021 compared to $1.7 million for the three months ended September 30, 2020. The effective tax rates for the three months ended September 30, 2021 and 2020 were 20.0% and 19.4%, respectively. Income tax expense was $4.7 million for the nine months ended September 30, 2021 compared to $5.3 million for the nine months ended September 30, 2020. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 7.5% and 23.8%, respectively. The decrease in the income tax expense and the Company’s effective tax rate for the nine months ended September 30, 2021 was primarily related to higher excess tax benefit from stock-based compensation and tax-exempt income earned on certain municipal bonds.
The deferred tax asset balance as of September 30, 2021 was $1.7 million compared to a liability of $15.4 million as of December 31, 2020. The primary change in balance was due to the decrease in unrealized gains on available-for-sale securities portfolio and derivative assets.
Note 8 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.2 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Unfunded lines of credit	$93,131	$49,487
Letters of credit	484	133
Total credit extension commitments	$93,615	$49,620
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
Total stock-based compensation expense was $0.6 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Total stock-based compensation expense was $1.4 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
A summary of stock option activity as of September 30, 2021 and changes during the nine months ended September 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	595,303	$8.01
Granted	18,585	127.56
Exercised	(361,952)	5.17
Forfeited or expired	(8,095)	16.09
Outstanding at September 30, 2021	243,841	$21.07	6.3 years	$23,250
Exercisable at September 30, 2021	109,272	$8.28	3.9 years	$11,716
Vested or Expected to Vest at September 30, 2021	233,063	$20.66	6.2 years	$22,311
As of September 30, 2021, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of September 30, 2021, and changes during the nine months ended September 30, 2021, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	58,690	$15.61
Granted	31,788	$121.61
Vested	(16,646)	$14.46
Forfeited	(3,340)	$39.59
Nonvested at September 30, 2021	70,492	$62.54
At September 30, 2021, there was approximately $3.0 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.3 years.
Note 10—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Inclusive of the fully phased-in capital conservation buffer, the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio minimums are 7.00%, 8.50% and 10.50%, respectively. The net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes, as of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.
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

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2021 and December 31, 2020, are presented in the following tables:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2021
The Company
Tier 1 leverage ratio	$1,082,862	8.71%	$497,134	4.00%	N/A	N/A
Common equity tier 1 capital ratio	873,676	40.98%	95,928	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,082,862	50.80%	127,904	6.00%	N/A	N/A
Total risk-based capital ratio	1,090,012	51.13%	170,539	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,023,689	8.24%	497,201	4.00%	$621,501	5.00%
Common equity tier 1 capital ratio	1,023,689	48.04%	95,892	4.50%	138,511	6.50%
Tier 1 risk-based capital ratio	1,023,689	48.04%	127,857	6.00%	170,475	8.00%
Total risk-based capital ratio	1,030,839	48.37%	170,475	8.00%	213,094	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value at September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2021
Assets
Securities available-for-sale	$—	$7,234,216	$—	$7,234,216
Derivative assets	—	37,210	—	37,210
	$—	$7,271,426	$—	$7,271,426

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Assets
Securities available-for-sale	$—	$939,015	$—	$939,015
Derivative assets	—	31,104	—	31,104
	$—	$970,119	$—	$970,119
There were no assets measured at fair value on a nonrecurring basis as of September 30, 2021. As of December 31, 2020, assets measured at fair value on a non-recurring basis are summarized as follows:

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

The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2021
Financial assets:
Cash and due from banks	$168,628	$168,628	$—	$—	$168,628
Interest earning deposits	3,615,860	3,615,860	—	—	3,615,860
Loans held-for-sale	818,447	—	818,447	—	818,447
Loans held-for-investment, net	809,745	—	—	811,295	811,295
Accrued interest receivable	32,154	190	7,104	24,860	32,154
Financial liabilities:
Deposits	$11,662,520	$—	$11,716,200	$—	$11,716,200
Subordinated debentures, net	15,841	—	15,541	—	15,541
Accrued interest payable	107	—	107	—	107

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$16,405	$16,405	$—	$—	$16,405
Interest earning deposits	2,945,682	2,945,682	—	—	2,945,682
Loans held-for-sale	865,961	—	865,961	—	865,961
Loans held-for-investment, net	746,751	—	—	751,165	751,165
Accrued interest receivable	8,698	8	2,630	6,060	8,698
Financial liabilities:
Deposits	$5,248,026	$—	$5,458,900	$—	$5,458,900
Subordinated debentures, net	15,831	—	15,231	—	15,231
Accrued interest payable	260	—	260	—	260
Note 12—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Basic
Net income available to common shareholders	$23,492	$7,060	$57,137	$16,919
Weighted average common shares outstanding	26,525	18,682	24,927	18,674
Basic earnings per common share	$0.89	$0.38	$2.29	$0.91
Diluted
Net income available to common shareholders	$23,492	$7,060	$57,137	$16,919
Weighted average common shares outstanding for basic earnings per common share	26,525	18,682	24,927	18,674
Add: Dilutive effects of stock-based awards	241	452	381	445
Average shares and dilutive potential common shares	26,766	19,134	25,308	19,119
Dilutive earnings per common share	$0.88	$0.37	$2.26	$0.88

Stock-based awards for 44,000 and 165,000 shares of common stock for the three months ended September 30, 2021 and 2020, respectively, and 44,000 and 213,000 shares of common stock for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
Note 13—Subsequent Event
Preferred Stock Dividend
On October 14, 2021, the Company’s Board of Directors declared the first quarterly dividend payment of $15.08 per share, equivalent to $0.377 per depositary share, on its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, for the period covering August 4, 2021 through November 14, 2021 for a total dividend of $3.0 million. The depositary shares representing the Series A Preferred Stock are traded on the New York Stock Exchange under the symbol “SI PRA.” The dividend will be payable on November 15, 2021 to shareholders of record of the preferred stock as of October 29, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and nine months ended September 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021 or any future period.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of September 30, 2021, we had over 200 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our proprietary, cloud-based application programming interface (“API”).
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
Silvergate Exchange Network
For the three and nine months ended September 30, 2021, there were $162.0 billion and $568.1 billion, respectively, of U.S. dollar transfers that occurred on the SEN, compared to $36.7 billion and $76.5 billion, respectively, during the three and nine months ended September 30, 2020.

Financial Results
The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$37,936	$19,305	$91,912	$57,382
Interest expense	273	379	851	6,926
Net interest income	37,663	18,926	91,061	50,456
Provision for loan losses	—	—	—	589
Net interest income after provision	37,663	18,926	91,061	49,867
Noninterest income	14,042	3,964	34,201	14,329
Noninterest expense	22,339	14,133	63,464	41,980
Income before income taxes	29,366	8,757	61,798	22,216
Income tax expense	5,874	1,697	4,661	5,297
Net income	23,492	7,060	57,137	16,919
Dividends on preferred stock	—	—	—	—
Net income available to common shareholders	$23,492	$7,060	$57,137	$16,919
Financial Ratios(1):
Return on average assets (ROAA)	0.75%	1.13%	0.75%	0.99%
Return on average equity (ROAE)	9.19%	10.14%	9.73%	8.73%
Return on average common equity (ROACE)	10.45%	10.14%	10.27%	8.73%
Net interest margin(2)	1.26%	3.19%	1.24%	3.07%
Noninterest income to average assets	0.45%	0.63%	0.45%	0.83%
Noninterest expense to average assets	0.71%	2.26%	0.83%	2.45%
Efficiency ratio(3)	43.20%	61.74%	50.67%	64.80%
Loan yield(4)	4.51%	4.45%	4.43%	4.74%
Cost of deposits	0.00%	0.01%	0.00%	0.40%
Cost of funds	0.01%	0.07%	0.01%	0.46%
Share Data:
Basic earnings per common share	$0.89	$0.38	$2.29	$0.91
Diluted earnings per common share	$0.88	$0.37	$2.26	$0.88
Basic weighted average shares outstanding	26,525	18,682	24,927	18,674
Diluted weighted average shares outstanding	26,766	19,134	25,308	19,119
________________________
(1)Data has been annualized except for efficiency ratio.
(2)Net interest margin is a ratio calculated as annualized net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	September 30, 2021	December 31, 2020

	(Dollars in thousands, except per share data)
Statement of Financial Condition Data:
Cash and cash equivalents	$3,784,488	$2,962,087
Securities available-for-sale, at fair value	7,234,216	939,015
Loans held-for-sale	818,447	865,961
Loans held-for-investment, net	809,745	746,751
Other	129,725	72,421
Total assets	$12,776,621	$5,586,235
Deposits	$11,662,520	$5,248,026
Borrowings	15,841	15,831
Other liabilities	26,179	28,079
Total liabilities	11,704,540	5,291,936
Total shareholders’ equity	1,072,081	294,299
Total liabilities and shareholders' equity	$12,776,621	$5,586,235
Nonperforming Assets:
Nonperforming loans	$5,845	$4,982
Troubled debt restructurings	$1,867	$1,525
Other real estate owned, net	—	—
Nonperforming assets	$5,845	$4,982
Asset Quality Ratios:
Nonperforming assets to total assets	0.05%	0.09%
Nonperforming loans to gross loans(1)	0.72%	0.66%
Nonperforming assets to gross loans and other real estate owned(1)	0.72%	0.66%
Net charge-offs to average total loans(1)	0.00%	0.00%
Allowance for loan losses to gross loans(1)	0.85%	0.92%
Allowance for loan losses to nonperforming loans	118.32%	138.82%
Company Capital Ratios:
Tier 1 leverage ratio	8.71%	8.29%
Common equity tier 1 capital ratio	40.98%	21.53%
Tier 1 risk-based capital ratio	50.80%	22.88%
Total risk-based capital ratio	51.13%	23.49%
Common equity to total assets	6.88%	5.27%
Book value per common share	$33.10	$15.63
Bank Capital Ratios:
Tier 1 leverage ratio	8.24%	8.22%
Common equity tier 1 capital ratio	48.04%	22.71%
Tier 1 risk-based capital ratio	48.04%	22.71%
Total risk-based capital ratio	48.37%	23.32%
Other:
Total headcount	249	218
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Other than ongoing uncertainty related to COVID-19, there have been no significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2021.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$37,936	$19,305	96.5%	$91,912	$57,382	60.2%
Interest expense	273	379	(28.0)%	851	6,926	(87.7)%
Net interest income	37,663	18,926	99.0%	91,061	50,456	80.5%
Provision for loan losses	—	—	—	—	589	N/M
Net interest income after provision	37,663	18,926	99.0%	91,061	49,867	82.6%
Noninterest income	14,042	3,964	254.2%	34,201	14,329	138.7%
Noninterest expense	22,339	14,133	58.1%	63,464	41,980	51.2%
Income before income taxes	29,366	8,757	235.3%	61,798	22,216	178.2%
Income tax expense	5,874	1,697	246.1%	4,661	5,297	(12.0)%
Net income	$23,492	$7,060	232.7%	$57,137	$16,919	237.7%
________________________
N/M—Not meaningful
Net income for the three months ended September 30, 2021 was $23.5 million, an increase of $16.4 million or 232.7% from net income of $7.1 million for the three months ended September 30, 2020. The increase was primarily due to a $18.7 million increase in net interest income, and a $10.1 million increase in noninterest income, offset by a $4.2 million increase in income tax expense, and a $8.2 million increase in noninterest expense, all as described below.
Net income for the nine months ended September 30, 2021 was $57.1 million, an increase of $40.2 million or 237.7% from net income of $16.9 million for the nine months ended September 30, 2020. The increase was primarily due to a $40.6 million increase in net interest income, a $19.9 million increase in noninterest income and a $0.6 million decrease in income tax expense, offset by a $21.5 million increase in noninterest expense, all as described below.

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
The following tables show the average outstanding balance of each principal category of our assets, liabilities and shareholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities for the same period.
Tax-exempt income from securities is calculated on a taxable equivalent basis. Net interest income, net interest spread and net interest margin are presented on a taxable equivalent basis to consistently reflect income from taxable securities and tax-exempt securities based on the federal statutory tax rate of 21.0%.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$4,104,776	$1,755	0.17%	$245,855	$196	0.32%
Taxable securities	5,449,202	14,000	1.02%	679,277	3,746	2.19%
Tax-exempt securities(1)	1,187,452	6,347	2.12%	267,511	2,177	3.24%
Loans(2)(3)	1,493,590	16,972	4.51%	1,209,884	13,527	4.45%
Other	31,028	195	2.49%	15,112	116	3.05%
Total interest earning assets	12,266,048	39,269	1.27%	2,417,639	19,762	3.25%
Noninterest earning assets	197,477			68,327
Total assets	$12,463,525			$2,485,966
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$76,898	$26	0.13%	$108,755	$57	0.21%
FHLB advances and other borrowings	1	—	0.00%	124,886	65	0.21%
Subordinated debentures	15,839	247	6.19%	15,825	257	6.46%
Total interest bearing liabilities	92,738	273	1.17%	249,466	379	0.60%
Noninterest bearing liabilities:
Noninterest bearing deposits	11,305,650			1,935,661
Other liabilities	50,657			23,860
Shareholders’ equity	1,014,480			276,979
Total liabilities and shareholders’ equity	$12,463,525			$2,485,966
Net interest spread(4)			0.10%			2.65%
Net interest income, taxable equivalent basis		$38,996			$19,383
Net interest margin(5)			1.26%			3.19%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,333)			(457)
Net interest income, as reported		$37,663			$18,926

	Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$4,718,163	$4,633	0.13%	$216,278	$1,325	0.82%
Taxable securities	3,095,984	25,916	1.12%	757,132	13,917	2.46%
Tax-exempt securities(1)	722,129	12,446	2.30%	168,813	4,234	3.35%
Loans(2)(3)	1,531,408	50,727	4.43%	1,081,506	38,358	4.74%
Other	25,308	804	4.25%	13,035	437	4.48%
Total interest earning assets	10,092,992	94,526	1.25%	2,236,764	58,271	3.48%
Noninterest earning assets	130,766			56,513
Total assets	$10,223,758			$2,293,277
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$97,048	$107	0.15%	$246,439	$5,760	3.12%
FHLB advances and other borrowings	15	—	0.00%	89,177	336	0.50%
Subordinated debentures and other	15,836	744	6.28%	16,899	830	6.56%
Total interest bearing liabilities	112,899	851	1.01%	352,515	6,926	2.62%
Noninterest bearing liabilities:
Noninterest bearing deposits	9,288,468			1,662,233
Other liabilities	37,124			19,625
Shareholders’ equity	785,267			258,904
Total liabilities and shareholders’ equity	$10,223,758			$2,293,277
Net interest spread(4)			0.24%			0.86%
Net interest income, taxable equivalent basis		$93,675			$51,345
Net interest margin(5)			1.24%			3.07%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,614)			(889)
Net interest income, as reported		$91,061			$50,456
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2021 Compared to 2020			For the Nine Months Ended September 30, 2021 Compared to 2020
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$1,691	$(132)	$1,559	$5,319	$(2,011)	$3,308
Taxable securities	13,248	(2,994)	10,254	23,087	(11,088)	11,999
Tax-exempt securities(1)	5,150	(980)	4,170	9,915	(1,703)	8,212
Loans	3,220	225	3,445	15,047	(2,678)	12,369
Other	103	(24)	79	391	(24)	367
Total interest income	23,412	(3,905)	19,507	53,759	(17,504)	36,255
Interest Expense:
Interest bearing deposits	(7)	(24)	(31)	(2,208)	(3,445)	(5,653)
FHLB advances and other borrowings	(65)	—	(65)	(168)	(168)	(336)
Subordinated debentures	—	(10)	(10)	(51)	(35)	(86)
Total interest expense	(72)	(34)	(106)	(2,427)	(3,648)	(6,075)
Net interest income, taxable equivalent basis	$23,484	$(3,871)	$19,613	$56,186	$(13,856)	$42,330
________________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $19.6 million to $39.0 million for the three months ended September 30, 2021, compared to $19.4 million for the three months ended September 30, 2020, due to an increase of $19.5 million in interest income and a decrease of $0.1 million in interest expense.
Average total interest earning assets increased $9.8 billion or 407.4% for the three months ended September 30, 2021, compared to the same period in 2020, due to an increase in noninterest bearing deposits, which resulted in higher levels of interest earning deposits in other banks and securities. In addition, average loans increased by 23.4% due to increases in mortgage warehouse loans driven by elevated mortgage refinance activity, as well as increased SEN Leverage lending which was launched in the first quarter of 2020. The average annualized yield on total interest earning assets decreased from 3.25% for the three months ended September 30, 2020, to 1.27% for the three months ended September 30, 2021, primarily due to interest earning deposits in other banks being a greater percentage of interest earning assets, and lower yields on recently purchased securities.
Average interest bearing liabilities decreased $156.7 million or 62.8% for the three months ended September 30, 2021, compared to the same period in 2020, due to reduced FHLB advances in 2021 and lower balances of interest bearing deposits.. The average annualized rate on total interest bearing liabilities increased from 0.60% for the three months ended September 30, 2020 to 1.17% for the three months ended September 30, 2021, primarily due to the decrease in lower cost FHLB advances and interest bearing deposits, which resulted in a larger proportion of higher cost subordinated debentures as a percentage of total interest bearing liabilities.
For the three months ended September 30, 2021, the net interest spread was 0.10% and the net interest margin was 1.26%, compared to 2.65% and 3.19%, respectively, for the comparable period in 2020. The decrease in the net interest spread and net interest margin from the three months ended September 30, 2020 was primarily driven by the increase in proportion of interest earning deposits in other banks as a percentage of total interest earning assets, as well as lower yields on recently purchased securities.
Net interest income on a taxable equivalent basis increased $42.3 million to $93.7 million for the nine months ended September 30, 2021, compared to $51.3 million for the nine months ended September 30, 2020, due to an increase of $36.3 million in interest income and a decrease of $6.1 million in interest expense.
Average total interest earning assets increased $7.9 billion or 351.2% for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in interest earning deposits in other banks and securities. The average annualized yield on total interest earning assets decreased from 3.48% for the nine months ended September 30, 2020, to 1.25% for the nine months ended September 30, 2021, primarily due to interest earning deposits in other banks being a greater percentage of interest earning assets, and lower yields on securities and interest earning deposits.
Average interest bearing liabilities decreased $239.6 million or 68.0% for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to calling the remaining balance of brokered certificates of deposit in the second quarter of 2020 and lower FHLB advances. The average annualized rate on total interest bearing liabilities decreased to 1.01% for the nine months ended September 30, 2021, compared to 2.62% for the same period in 2020, primarily due to the impact of calling the remaining balance of brokered certificates of deposits in the first half of 2020.
For the nine months ended September 30, 2021, the net interest spread was 0.24% and the net interest margin was 1.24%, compared to 0.86% and 3.07%, respectively, for the comparable period in 2020. The decrease in the net interest spread for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to lower yields on securities and interest earning deposits due to a declining interest rate environment. The decrease in the net interest margin was due to a greater proportion of lower yielding interest earning deposits as a percentage of total interest earning assets, which was driven by the increase in noninterest bearing digital currency customer deposits and due to lower yields on securities and interest earning deposits.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded no additional provision for loan losses for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020, compared to a provision of $0.6 million for the nine months ended September 30, 2020. The allowance for loan losses to total gross loans held-for-investment was 0.85% at September 30, 2021, compared to 0.91% at September 30, 2020. Management determined that no provision for the three and nine months ended September 30, 2021 was necessary based on the mix of our loan portfolio, our historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range in our commercial, multi-family and one-to-four family residential real estate held-for-investment loan portfolios as of September 30, 2021.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$665	$758	(12.3)%	$2,372	$1,590	49.2%
Service fees related to off-balance sheet deposits	—	1	N/M	—	78	N/M
Deposit related fees	8,171	3,293	148.1%	26,603	7,497	254.8%
Gain on sale of securities, net	5,182	—	N/M	5,182	3,753	38.1%
(Loss) gain on sale of loans, net	—	(96)	N/M	—	354	N/M
Gain on extinguishment of debt	—	—	—	—	925	N/M
Other income	24	8	200.0%	44	132	(66.7)%
Total noninterest income	$14,042	$3,964	254.2%	$34,201	$14,329	138.7%
________________________
N/M—Not meaningful
Noninterest income increased $10.1 million or 254.2% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily due to a $5.2 million gain on sale of securities and an increase of $4.9 million in deposit related fees, substantially all of which are fees from our digital currency customers, offset by a $0.1 million decrease in mortgage warehouse fee income. The increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative.

Noninterest income increased $19.9 million or 138.7% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $19.1 million in deposit related fees, a $1.4 million increase in gain on sale of securities, and a $0.8 million increase in mortgage warehouse fee income, partially offset by a $0.9 million decrease in gain on extinguishment of debt, and a $0.4 million decrease in gain on sale of loans due to the exit of our correspondent lending division in March 2020.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$10,729	$8,899	20.6%	$31,979	$26,856	19.1%
Occupancy and equipment	523	845	(38.1)%	1,736	2,646	(34.4)%
Communications and data processing	1,793	1,389	29.1%	5,210	3,963	31.5%
Professional services	2,471	1,207	104.7%	6,782	3,297	105.7%
Federal deposit insurance	4,297	209	N/M	10,437	514	N/M
Correspondent bank charges	572	403	41.9%	1,881	1,123	67.5%
Other loan expense	299	60	398.3%	753	281	168.0%
Other general and administrative	1,655	1,121	47.6%	4,686	3,300	42.0%
Total noninterest expense	$22,339	$14,133	58.1%	$63,464	$41,980	51.2%
________________________
N/M—Not meaningful
Noninterest expense increased $8.2 million or 58.1% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to increases in salaries and employee benefits, professional services, federal deposit insurance and other general and administrative expense. The increase of $1.8 million or 20.6% in salaries and employee benefits was primarily due to an increase in headcount and an increase in cost per full-time equivalent employee. The Company’s average full-time equivalent employees increased from 207 for the three months ended September 30, 2020 to 237 for the three months ended September 30, 2021. Occupancy and equipment decreased $0.3 million or 38.1%, due to a reduction in costs related to our leased office space and fixed assets no longer in use that were written off during the three months ended December 31, 2020. Communications and data processing increased $0.4 million or 29.1% primarily due to continued investment in scalable cloud-based software solutions and to a lesser extent additional core processing expense due to higher transaction volumes. We continue to invest in technology to expand our banking platform with solutions to complement our API-enabled SEN. Professional services increased $1.3 million or 104.7% due primarily to legal and consulting fees for projects related to our strategic growth initiatives, including expenses related to our stablecoin project. Federal deposit insurance expense increased $4.1 million due to a rate increase driven by the significant growth in assets. Other general and administrative expense increased $0.5 million or 47.6% primarily due to an increase for expanded coverage of insurance.
Noninterest expense increased $21.5 million or 51.2% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to increases in salaries and employee benefits, professional services, federal deposit insurance and other general and administrative expense. The increase of $5.1 million or 19.1% in salaries and employee benefits was primarily due to an increase in cost per full-time equivalent employee. The Company’s average full-time equivalent employees increased from 209 for the nine months ended September 30, 2020 to 225 for the nine months ended September 30, 2021. In addition, salaries and benefits expense increased due to stock based compensation and payroll taxes related to option exercises. Occupancy and equipment decreased $0.9 million or 34.4%, due to a reduction in costs related to our leased office space and fixed assets no longer in use that were written off during the three months ended December 31, 2020. Communications and data processing increased $1.2 million or 31.5% primarily due to continued investment in scalable cloud-based software solutions, additional core processing expense due to higher transaction volumes and investments in compliance software to support our digital currency related customers. Professional services increased $3.5 million or 105.7% due primarily to consulting and legal fees for projects related to our strategic growth initiatives, including expenses related to our stablecoin project. In addition, professional services increased due to legal settlements and higher audit expense. Federal deposit insurance expense increased $9.9 million due to a rate increase driven by the significant growth in assets.

Correspondent bank charges increased $0.8 million or 67.5% due to increased wire volumes and expanded correspondent relationships. Other general and administrative expense increased $1.4 million or 42.0% primarily due to an increase for expanded coverage of insurance.
Income Tax Expense
Income tax expense was $5.9 million for the three months ended September 30, 2021, compared to $1.7 million for the three months ended September 30, 2020. Our effective tax rates for the three months ended September 30, 2021 and 2020 were 20.0% and 19.4%, respectively. The increase in income tax expense was primarily related to an increase in pre-tax income.
Income tax expense was $4.7 million for the nine months ended September 30, 2021, compared to $5.3 million for the nine months ended September 30, 2020. Our effective tax rates for the nine months ended September 30, 2021 and 2020 were 7.5% and 23.8%, respectively. The decrease in income tax expense and our effective tax rate were primarily related to significant tax benefits recognized on the exercise of stock options and the impact of tax-exempt income.
Financial Condition
As of September 30, 2021, our total assets increased to $12.8 billion compared to $5.6 billion as of December 31, 2020. Shareholders’ equity increased $777.8 million, or 264.3%, to $1,072.1 million at September 30, 2021, compared to $294.3 million at December 31, 2020. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $2.9 billion at December 31, 2020 to $3.6 billion at September 30, 2021. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank. The increase in interest earning deposits is due to growth in total deposits exceeding growth in total loans and securities.
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
Our securities available-for-sale increased $6.3 billion, or 670.4%, from $939.0 million at December 31, 2020 to $7.2 billion at September 30, 2021. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, other asset backed securities and municipal bonds. During the nine months ended September 30, 2021, we purchased $6.9 billion of securities, including $3.4 billion of agency residential mortgage-backed securities, $1.4 billion of municipal bonds, $1.1 billion of U.S. agency securities, $333.2 million of U.S. Treasury securities, $584.9 million of agency commercial mortgage-backed securities, and $73.7 million of private-label commercial mortgage-backed securities. In addition, we sold U.S. Treasury securities for $338.9 million during the nine months ended September 30, 2021 and recognized a gain of $5.2 million.
At September 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at September 30, 2021 and the amortized cost and carrying value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
September 30, 2021
Securities Available-for-Sale:
U.S. agency securities - excluding mortgage-backed securities	$—	—	$2,710	0.84%	$580,481	0.31%	$494,481	0.29%	$1,077,672	$1,078,820	0.30%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,371,347	1.33%	1,371,347	1,366,830	1.33%
Government agency collateralized mortgage obligation	—	—	—	—	81	1.29%	1,992,143	0.49%	1,992,224	1,979,288	0.49%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	1,583	2.30%	1,583	1,593	2.30%
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	396,500	0.42%	396,500	395,882	0.42%
Government agency collateralized mortgage obligation	—	—	—	—	218,078	0.57%	—	—	218,078	217,696	0.57%
Private-label collateralized mortgage obligation	—	—	—	—	21,026	0.61%	232,267	2.80%	253,293	265,322	2.62%
Municipal bonds:
Tax-exempt	—	—	—	—	13,676	3.15%	1,275,869	1.88%	1,289,545	1,297,012	1.90%
Taxable	—	—	—	—	189,265	1.67%	205,981	2.19%	395,246	394,585	1.94%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	237,537	0.70%	237,537	237,188	0.70%
Total securities	$—	—	$2,710	0.84%	$1,022,607	0.66%	$6,207,708	1.09%	$7,233,025	$7,234,216	1.03%

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Securities Available-for-Sale:
U.S. agency securities - excluding mortgage-backed securities	$1,077,672	$1,078,820	$—	$—
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,371,347	1,366,830	5,701	5,664
Government agency collateralized mortgage obligation	1,992,224	1,979,288	197,978	198,051
Private-label collateralized mortgage obligation	1,583	1,593	20,544	20,687
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	396,500	395,882	—	—
Government agency collateralized mortgage obligation	218,078	217,696	—	—
Private-label collateralized mortgage obligation	253,293	265,322	164,214	182,536
Municipal bonds:
Tax-exempt	1,289,545	1,297,012	246,159	270,359
Taxable	395,246	394,585	15,307	16,002
Asset backed securities:
Government sponsored student loan pools	237,537	237,188	248,848	245,716
Total securities	$7,233,025	$7,234,216	$898,751	$939,015
Loan Portfolio
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
In 2020, we began offering a new lending product called SEN Leverage, which allows Silvergate customers to obtain U.S. dollar loans collateralized by bitcoin held at select digital currency exchanges and other custodians. Our SEN Leverage product enables our digital currency customers to borrow U.S. dollars directly from the Bank to purchase bitcoin using bitcoin as the collateral for these loans, which we refer to as SEN Leverage direct lending. In the SEN Leverage direct lending structure, a digital currency service provider, acting as custodian, holds the borrower’s bitcoin and the Bank uses the SEN to fund the loan directly to the borrower’s account at the exchange. In addition, the Bank also provides loans collateralized by bitcoin to digital currency industry companies for corporate treasury and other business purposes, which we refer to as SEN Leverage indirect lending. In the indirect lending structure, the lender uses bitcoin to collateralize its loan with the Bank and the funding of the loan and liquidation of the collateral may or may not occur via the SEN. The Bank uses a custodian to custody the bitcoin collateral and a separate digital currency service provider to monitor the bitcoin collateral coverage ratio and, if necessary, to liquidate the bitcoin collateral. We believe our SEN Leverage product is unique in the digital currency industry, creating both deeper relationships with our clients and an attractive source of potential future revenue growth. The outstanding balance of SEN Leverage loans was $254.5 million and $77.2 million at September 30, 2021 and December 31, 2020, respectively, and is included in the commercial and industrial loan segment.
The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$119,817	14.7%	$187,855	25.0%
Multi-family	54,636	6.7%	77,126	10.3%
Commercial	250,295	30.7%	301,901	40.2%
Construction	6,046	0.7%	6,272	0.8%
Commercial and industrial	254,624	31.2%	78,909	10.5%
Reverse mortgage and other	1,385	0.2%	1,495	0.2%
Mortgage warehouse	128,975	15.8%	97,903	13.0%
Total gross loans held-for-investment	815,778	100.0%	751,461	100.0%
Deferred fees, net	883		2,206
Total loans held-for-investment	816,661		753,667
Allowance for loan losses	(6,916)		(6,916)
Total net loans held-for-investment	$809,745		$746,751
Loans held-for-sale(1)	$818,447		$865,961
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.

The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at September 30, 2021:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	September 30, 2021
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$32	$666	$119,119	$119,817
Multi-family	—	30,368	24,268	54,636
Commercial	35,904	147,744	66,647	250,295
Construction	3,482	2,564	—	6,046
Commercial and industrial	254,624	—	—	254,624
Reverse mortgage and other	—	—	1,385	1,385
Mortgage warehouse	128,975	—	—	128,975
Total gross loans held-for-investment	$423,017	$181,342	$211,419	$815,778
Amounts with fixed rates	$300,347	$160,610	$19,841	$480,798
Amounts with floating rates	$122,670	$20,732	$191,578	$334,980
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
Nonperforming loans increased to $5.8 million, or 0.72% of total loans, at September 30, 2021, compared to $5.0 million, or 0.66% of total loans, at December 31, 2020. The increase in nonperforming loans during the nine months ended September 30, 2021 was due primarily to an increase in nonperforming one-to-four family real estate loans.
Total nonperforming assets were $5.8 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively, or 0.05% and 0.09%, respectively, of total assets.

The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$4,943	$4,113
Reverse mortgage and other	902	869
Accruing loans 90 or more days past due	—	—
Total gross nonperforming loans	5,845	4,982
Other real estate owned, net	—	—
Total nonperforming assets	$5,845	$4,982
Ratio of nonperforming loans to total loans(1)	0.72%	0.66%
Ratio of nonperforming assets to total assets	0.05%	0.09%

Troubled debt restructurings
Restructured loans-nonaccrual	$794	$564
Restructured loans-accruing	1,073	961
Total troubled debt restructurings	$1,867	$1,525
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
COVID-19 Update
At September 30, 2021, our gross loans held-for-investment portfolio was $815.8 million, with a majority of those loans collateralized by real estate, primarily commercial and one-to-four-family real estate loans. Although there is uncertainty in the current economic environment due to the impact of the COVID-19 pandemic, our relatively low to moderate loan-to-value ratios provide a lower probability of loss in the event of defaults in our loan portfolio. We will continue to monitor trends in our loan portfolio segments for any known or probable adverse conditions.

Additional information at September 30, 2021 related to our loan segments, including the weighted average loan-to-values for our real estate portfolio, is set forth below. Weighted average loan-to-value ratios are based on current loan balances and appraised values obtained either at loan origination or based on a more current updated appraisal.

	September 30, 2021
	Loan Balance At Period End	Weighted Average Loan-to-Value	Percentage of Gross Loans Held-for-Investment

Loan Segment:	(Dollars in thousands)
Real estate loans:
One-to-four family	$119,817	52%	14.7%
Multi-family	54,636	48%	6.7%
Commercial industry sectors:
Retail	75,693	53%	9.3%
Hospitality	46,279	44%	5.7%
Office	47,780	65%	5.9%
Industrial	38,584	57%	4.7%
Other	41,959	45%	5.1%
Total commercial	250,295	53%	30.7%
Construction	6,046	58%	0.7%
Other	384,984	N/A	47.2%
Total gross loans held-for-investment	$815,778	N/A	100.0%
In April 2020, the Company implemented a short-term loan modification program for customers impacted financially by the COVID-19 pandemic to provide temporary relief to certain borrowers who meet the program’s qualifications. As of September 30, 2021, the majority of COVID-19 related deferred loans have returned to paying, and only an immaterial amount of loans are still being deferred. As of September 30, 2021, the remaining loans in deferral due to COVID-19 are as follows:

	Loan Balance At Period End	Percentage of Gross Loans Held-for-Investment

	(Dollars in thousands)
COVID-19 related modifications:
Real estate loans:
One-to-four family	$226	0.0%
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
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2021
Real estate loans:
One-to-four family	$113,986	$888	$4,943	$—	$119,817
Multi-family	54,636	—	—	—	54,636
Commercial	231,666	10,580	8,049	—	250,295
Construction	6,046	—	—	—	6,046
Commercial and industrial	254,462	—	162	—	254,624
Reverse mortgage and other	483	—	902	—	1,385
Mortgage warehouse	128,975	—	—	—	128,975
Total gross loans held-for-investment	$790,254	$11,468	$14,056	$—	$815,778

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$180,458	$3,284	$4,113	$—	$187,855
Multi-family	77,126	—	—	—	77,126
Commercial	288,309	5,825	7,767	—	301,901
Construction	6,272	—	—	—	6,272
Commercial and industrial	78,635	—	274	—	78,909
Reverse mortgage and other	626	—	869	—	1,495
Mortgage warehouse	97,903	—	—	—	97,903
Total gross loans held-for-investment	$729,329	$9,109	$13,023	$—	$751,461
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

Impaired Loans and TDRs. Impaired loans also include certain loans that have been modified as TDRs. As of September 30, 2021, the Company held nine loans totaling $1.9 million that were TDRs, compared to seven loans totaling $1.5 million at December 31, 2020.
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended September 30,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,916	$6,191
Charge-offs:
Real estate:
One-to-four family	—	17
Total charge-offs	—	17
Total recoveries	—	—
Net charge-offs	—	17
Provision for loan losses	—	589
Allowance for loan losses at period end	$6,916	$6,763

Total gross loans outstanding (end of period)	$815,778	$739,777
Average loans outstanding	$761,136	$717,790

Allowance for loan losses to period end loans	0.85%	0.91%
Net charge-offs to average loans	0.00%	0.00%
Our allowance for loan losses at September 30, 2021 and September 30, 2020 was $6.9 million and $6.8 million, respectively, or 0.85% and 0.91% of loans held-for-investment for each respective period-end. The overall level of the allowance was based on Silvergate’s historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range, based on last required appraisal value, in the Company's commercial, multi-family and one-to-four family real estate loans as of September 30, 2021. The decrease in the ratio of the allowance for loan losses to gross loans held-for-investment from September 30, 2020 was due to changes in loan product and segment mix.
We had no charge-offs and no recoveries for the nine months ended September 30, 2021 and September 30, 2020.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2021		December 31, 2020
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,128	0.14%	$1,245	0.17%
Multi-family	640	0.08%	878	0.12%
Commercial	2,498	0.31%	1,810	0.24%
Construction	603	0.07%	590	0.08%
Commercial and industrial	1,456	0.18%	1,931	0.24%
Reverse mortgage and other	12	0.00%	39	0.01%
Mortgage warehouse	579	0.07%	423	0.06%
Total allowance for loan losses	$6,916	0.85%	$6,916	0.92%
________________________
(1)Loan amount as a percentage of total gross loans.
Deposits
Deposits are the major source of funding for the Company. Deposits increased $6.4 billion, or 122.2% to $11.7 billion at September 30, 2021, compared to $5.2 billion at December 31, 2020. Noninterest bearing deposits totaled $11.6 billion, representing approximately 99.3% of total deposits at September 30, 2021, compared to $5.1 billion, representing approximately 97.8% of total deposits at December 31, 2020.
At September 30, 2021, deposits by foreign depositors amounted to $4.0 billion or 34.7% of total deposits, compared to $1.4 billion, or 27.6% of total deposits, at December 31, 2020. The increase in total deposits from the prior year end was driven by an increase in deposits from digital currency exchanges, institutional investors in digital assets and other fintech related customers. The Bank’s 10 largest depositors accounted for $5.3 billion in deposits, or approximately 45.6% of total deposits at September 30, 2021 compared to $2.5 billion in deposits, or approximately 47.5% of total deposits at December 31, 2020, substantially all of which are customers operating in the digital currency industry.
Our continued growth has been accompanied by significant fluctuations in the level of our deposits, in particular our deposits from customers in the digital currency industry, as our customers in this industry typically carry higher balances over the weekend to take advantage of the 24/7 availability of the SEN, and carry lower balances during the business week. The Bank’s average total digital currency deposits during the nine months ended September 30, 2021 amounted to $9.2 billion, the high and low daily total digital currency deposit levels during such time were $12.6 billion and $4.6 billion, respectively.
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

	September 30, 2021		December 31, 2020
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	94	$6,759	76	$2,479
Institutional investors	830	3,344	607	1,811
Other customers	381	1,365	286	749
Total	1,305	$11,468	969	$5,039
________________________
(1)Total deposits may not foot due to rounding.

Our cost of total deposits and our cost of funds was 0.00% and 0.01%, respectively, for the nine months ended September 30, 2021, compared to 0.40% and 0.46%, respectively, for the nine months ended September 30, 2020. The decrease in the weighted average cost of deposits and cost of funds compared to the prior period was driven by the absence of any interest expense associated with brokered certificates of deposit, which were called in the second quarter of 2020, and due to higher balances of noninterest bearing deposits.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Nine Months Ended September 30, 2021		Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts	$9,288,468	—	$1,931,310	—
Interest bearing accounts:
Interest bearing demand accounts	25,909	0.12%	44,991	0.14%
Money market and savings accounts	70,502	0.15%	71,432	0.46%
Certificates of deposit:
Brokered certificates of deposit	—	—	95,611	5.65%
Other	637	0.63%	1,311	0.92%
Total interest bearing deposits	97,048	0.15%	213,345	2.72%
Total deposits	$9,385,516	0.00%	$2,144,655	0.27%
The following table presents the maturities of our certificates of deposit for the period indicated:

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

September 30, 2021	(Dollars in thousands)
$100,000 or more	$—	$—	$199	$108	$307
Less than $100,000	—	100	41	92	233
Total	$—	$100	$240	$200	$540
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. At September 30, 2021, approximately $1.3 billion in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. At September 30, 2021, we had no outstanding FHLB advances and had an additional $818.2 million in available borrowing capacity from the FHLB.

The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

	(Dollars in thousands)
Amount outstanding at period-end	$—	$—
Weighted average interest rate at period-end	—	—
Maximum month-end balance during the period	$—	$360,000
Average balance outstanding during the period	$—	$68,522
Weighted average interest rate during the period	0.19%	0.50%
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was $5.1 million as of September 30, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2021.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At September 30, 2021, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2021, the interest rate for the Company’s next scheduled payment was 3.91%, based on six-month LIBOR of 0.16%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2021, the interest rate for the Company’s next scheduled payment was 1.97%, based on three-month LIBOR of 0.12%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At September 30, 2021, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $108.0 million with other correspondent banks.
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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. At September 30, 2021, we had $818.2 million of available borrowing capacity from the FHLB, $5.1 million of available borrowing capacity from the FRB and available lines of credit of $108.0 million with other correspondent banks. Cash and cash equivalents at September 30, 2021 were $3.8 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Shareholders’ equity increased $777.8 million to $1.1 billion at September 30, 2021, compared to $294.3 million at December 31, 2020. The increase in shareholders’ equity was primarily due to two common equity offerings, which resulted in the issuance of a total of 7,357,319 shares of Class A common stock for aggregate gross proceeds of $587.5 million and net proceeds of $567.5 million after deducting underwriting discounts, commissions and offering expenses, as applicable, and a $200.0 million preferred equity offering that resulted in net proceeds of $193.7 million. In addition, net income for the nine months ended September 30, 2021 amounted to $57.1 million, which was partially offset by a decrease in accumulated other comprehensive income of $41.3 million, due to the decrease in unrealized gains on available-for-sale securities portfolio and derivative assets.
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
As of September 30, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2021
The Company
Tier 1 leverage ratio	$1,082,862	8.71%	$497,134	4.00%	N/A	N/A
Common equity tier 1 capital ratio	873,676	40.98%	95,928	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,082,862	50.80%	127,904	6.00%	N/A	N/A
Total risk-based capital ratio	1,090,012	51.13%	170,539	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,023,689	8.24%	497,201	4.00%	$621,501	5.00%
Common equity tier 1 capital ratio	1,023,689	48.04%	95,892	4.50%	138,511	6.50%
Tier 1 risk-based capital ratio	1,023,689	48.04%	127,857	6.00%	170,475	8.00%
Total risk-based capital ratio	1,030,839	48.37%	170,475	8.00%	213,094	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
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

	(Dollars in thousands)
September 30, 2021
Assets
Interest earning assets
Loans(1)	$1,250,742	$41,067	$124,037	$1,415,846	$219,262	$1,635,108
Securities(2)	3,325,736	44,965	187,002	3,557,703	3,710,523	7,268,226
Interest earning deposits in other banks	3,611,579	—	765	3,612,344	3,516	3,615,860
Total earning assets	$8,188,057	$86,032	$311,804	$8,585,893	$3,933,301	$12,519,194
Liabilities
Interest bearing liabilities
Interest bearing deposits	$75,338	$—	$—	$75,338	$324	$75,662
Certificates of deposit	—	—	340	340	200	540
Total interest bearing deposits	75,338	—	340	75,678	524	76,202
Total interest bearing liabilities	$75,338	$—	$340	$75,678	$524	$76,202
Period gap	$8,112,719	$86,032	$311,464	$8,510,215	$3,932,777	$12,442,992
Cumulative gap	$8,112,719	$8,198,751	$8,510,215	$8,510,215	$12,442,992

Ratio of cumulative gap to total earning assets	64.80%	65.49%	67.98%	67.98%	99.39%
________________________
(1)Includes loans held-for-sale.
(2)Includes available-for-sale securities, FHLB and FRB stock.
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

The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2021:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2021	(19.99)%	0.00%	52.33%	105.80%	161.42%
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
The following table illustrates the results of our EVE analysis as of September 30, 2021.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2021	(0.57)%	0.00%	(3.08)%	(4.14)%	(6.12)%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SILVERGATE CAPITAL CORPORATION

Date:	November 9, 2021	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)