Form 10-K
period 2021-12-31
Silvergate Capital Corp
filed 2022-02-28
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $2.9 billion.
As of February 21, 2022, the registrant had 31,624,497 shares of Class A voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
•credit risks, our ability to manage our credit risk effectively and the potential deterioration of the business and economic conditions;
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
•the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting;
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
•changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary, digital currency and fiscal matters;
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
Overview
Silvergate Capital Corporation is the holding company for our wholly owned subsidiary, Silvergate Bank, which we believe is the leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Key to our leadership position and growth strategy is the Silvergate Exchange Network (“SEN”), our proprietary, virtually instantaneous payment network for participants in the digital currency industry which serves as a platform for the development of additional products and services. The SEN has a powerful network effect that makes it more valuable as participants and utilization increase. The SEN has enabled us to significantly grow our noninterest bearing deposit product for digital currency industry participants, which has provided the majority of our funding over the last four years. This unique source of funding is a distinct advantage over most traditional financial institutions and allows us to generate revenue from a conservative portfolio of investments in cash, short term securities and certain types of loans that we believe generate attractive risk-adjusted returns. In addition, use of the SEN has resulted in an increase in noninterest income that we believe will become a valuable source of additional revenue as we develop and deploy fee-based solutions in connection with our digital currency initiative. We are also evaluating additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening SEN network effects, such as our SEN Leverage lending product described below under “Lending Activities”.
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
In 2013, we began exploring the digital currency industry and have significantly expanded and reoriented our product and service menus since that time to support our growing digital currency initiative, including the implementation of deposit and cash management services for digital currency related businesses, domestically and internationally. Because of our focus on the digital currency industry in recent years and the unique value-add solutions and services we provide, we have experienced a significant increase in our noninterest bearing deposits which has allowed us to generate attractive returns on lower risk assets through increased investments in interest earning deposits in other banks and securities. Correspondingly, we have significantly de-emphasized our real estate lending and, currently, our lending activities are focused on digital currency collateralized loans or SEN Leverage, and mortgage warehouse loans. In fact, our SEN Leverage lending product, which was piloted during 2020, is now one of the Company’s core lending products. The growing acceptance and promise of our digital currency initiative led to our initial public offering (“IPO”) in 2019 and our rapid growth in the fourth quarter of 2020 through 2021 was fueled by four capital raising transactions in 2021 resulting in aggregate net proceeds of $1.3 billion, all as further discussed below.
The Company completed its IPO of 3.3 million shares of its Class A common stock at a public offering price of $12.00 per share on November 7, 2019. The common stock is traded on the New York Stock Exchange under the ticker symbol “SI.” The IPO generated aggregate net proceeds to the Company of $6.5 million after deducting underwriting discounts and offering expenses.
In 2021, the Company completed four significant capital raising transactions, including underwritten public offerings of Class A common stock in January (4.6 million shares at a price of $63.00 per share) and December (3.8 million shares at a price of $145.00), an at the market offering of Class A Common Stock in March through May in which it sold 2.8 million shares of Class A common stock at an average price of approximately $107.38, and an underwritten public offering in August of 8 million depositary shares at $25 per share, each share representing a 1/40th ownership interest in a share of 5.375% fixed rate non-cumulative perpetual preferred stock, Series A. The aggregate net proceeds of these transactions were approximately $1.3 billion, after discounts and offering expenses. The net proceeds from these offerings have been used to further supplement the regulatory capital levels of the Company and the Bank and for other general corporate purposes, which may include providing capital to support the Company’s growth organically or through strategic acquisitions, and other growth initiatives, including the Bank’s SEN Leverage lending product, discussed below, custody and other digital asset services.
Recent Developments. On January 31, 2022, the Company announced that it had acquired intellectual property and other technology assets related to running a blockchain-based payment network from the Diem Group, further investing in its platform and enhancing its existing stablecoin infrastructure. The acquired assets acquired include development, deployment and operations infrastructure and tools for running a blockchain-based payment network designed to facilitate payments for commerce and cross-border remittances. The network, which had been operating in a pre-launch phase, was built over a two-year development cycle with architectural quality evidenced by its security, reliability and scalability. Included in the acquisition are proprietary software elements critical to running a regulatory-compliant stablecoin network.
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
These insights have been proven correct and we believe they remain true today. In fact, we believe that the market opportunity for digital currencies, the need for infrastructure solutions and services and the regulatory complexity have all expanded significantly since 2013. Our ability to address these market dynamics over the past eight years has provided us with a first-mover advantage within the digital currency industry that is the cornerstone of our leadership position today.
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of December 31, 2021, we had over 300 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our proprietary, cloud-based application programming interface (“API”).
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

The following table presents a breakdown of our digital currency customer base and the deposits held by such customers at the dates noted below:

	December 31, 2021		December 31, 2020		December 31, 2019
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	94	$8,288	76	$2,479	60	$527
Institutional investors	894	4,220	607	1,811	509	432
Other customers	393	1,603	286	749	235	286
Total	1,381	$14,111	969	$5,039	804	$1,246
________________________
(1)Total deposits may not foot due to rounding.
The following chart sets forth our digital currency customer related fee income for the periods noted below:

Fee Income from Digital Currency Customers
(Dollars in millions)
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
For the years ended December 31, 2021, 2020 and 2019 there were $787.4 billion, $135.7 billion and $32.7 billion, respectively, of U.S. dollar transfers that occurred on the SEN.
Compliance
Our digital currency industry solutions and services are currently offered through the Bank. Our solutions and services are built on our deep-rooted commitment and proprietary approach to regulatory compliance. Over the past eight years we have further developed our proprietary compliance capabilities, which include ongoing monitoring of customer activities and evaluating a market participant’s ability to actively monitor the flow of funds of their own customers. We believe these capabilities are a distinct competitive advantage for us, and provide a meaningful barrier to entry against our potential competitors, as there is not currently a well-established and easily navigable regulatory roadmap for competitors to serve digital currency industry customers. For this reason, our long-term investment in developing and enhancing our highly specialized compliance capabilities will remain a strategic priority for us.
Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes, and one of the key elements of our financial success is our low-cost deposit base. Our digital currency initiative has enabled the Bank to rapidly grow deposits from digital currency customers. Because of our focus on the digital currency industry in recent years and the unique value-add solutions and services we provide, we have achieved substantial improvements in our deposit base, specifically an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to among the lowest in the U.S. banking industry.
Our noninterest bearing deposits as a percentage of total deposits was 99.5% as of December 31, 2021. This funding base allows us to manage our interest earning assets conservatively and we have transitioned from primarily deploying our funding into loans to deploying funds into other assets that generate attractive risk-adjusted returns.
We segment our deposits based on their potential volatility, which drives our choices regarding the assets we fund with such deposits. Deposits attributable to digital currency customer investor funds are assigned the highest potential volatility. These deposits were approximately $11.7 billion as of December 31, 2021, and we invest these funds primarily in adjustable rate securities available-for-sale and interest earning deposits in other banks. We also use a portion of our deposits attributable to investor funds as the funding source for specialized lending opportunities, such as mortgage warehouse and SEN Leverage lending activities. We are comfortable with this strategy because of the short-term nature of those assets and because we can access funding at the Federal Home Loan Bank (“FHLB”) should we experience heightened volatility in the deposit balances related to these digital currency investor funds.
We use deposits attributable to digital currency customer operating funds to make loans across our other lending businesses, as discussed below.
Lending Activities
Overview. We maintain a diversified loan portfolio in terms of the types of loan products and customer characteristics, with a focus on shorter term and higher yielding products. Currently, our lending activities are focused on digital currency collateralized loans under the commercial and industrial loan category and mortgage warehouse loans although we continue to hold commercial real estate loans, multi-family real estate loans, construction loans, one-to-four family real estate loans and other loans.
The following table presents the composition of our total loan portfolio, by segment, as of December 31, 2021:

LOAN PORTFOLIO COMPOSITION

	Amount	Percentage of Total Gross Loans

	(Dollars in thousands)
Real estate:
One-to-four family	$105,098	11.8%
Multi-family	56,751	6.3%
Commercial	210,136	23.5%
Construction	7,573	0.8%
Subtotal real estate	379,558	42.4%
Commercial and industrial(1)	335,862	37.6%
Reverse mortgage and other	1,410	0.2%
Mortgage warehouse	177,115	19.8%
Total gross loans held-for-investment	$893,945	100.0%
Total loans held-for-sale(2)	$893,194
________________________
(1)Commercial and industrial loans consists primarily of SEN Leverage loans.
(2)Loans held-for-sale consists of mortgage warehouse loans.

Commercial and Industrial Loans. Our commercial and industrial loans are U.S. dollar denominated loans collateralized almost exclusively by bitcoin or U.S. dollars. We developed SEN Leverage line of credit loans within the framework of the Bank’s legal lending authority, conservative credit culture and robust loan approval process. Borrowers accessing SEN Leverage provide bitcoin or U.S. dollars as collateral in an amount greater than the line of credit eligible to be advanced. The Bank works with regulated digital currency exchanges and other indirect lenders, as the case may be, to both act as its collateral custodian for such loans, and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement.
Our SEN Leverage product enables our digital currency customers to borrow U.S. dollars directly from the Bank to provide liquidity to support bitcoin trading activity using bitcoin as the collateral for these loans, which we refer to as SEN Leverage direct lending. In the SEN Leverage direct lending structure, a digital currency service provider, acting as custodian, holds the borrower’s bitcoin and the Bank uses the SEN to fund the loan directly to the borrower’s account at the exchange. In addition, the Bank also provides loans collateralized by bitcoin to digital currency industry companies for corporate treasury and other business purposes, which we refer to as SEN Leverage indirect lending. In the indirect lending structure, the lender uses bitcoin to collateralize its loan with the Bank and the funding of the loan and liquidation of the collateral may or may not occur via the SEN. The Bank uses a custodian to custody the bitcoin collateral and may use a separate digital currency service provider to monitor the bitcoin collateral coverage ratio and, if necessary, to liquidate the bitcoin collateral. We believe our SEN Leverage product is unique in the digital currency industry, creating both deeper relationships with our clients and an attractive source of potential future revenue growth.
At no time does the Bank directly hold the pledged bitcoin digital currency. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise.
As of December 31, 2021, we had SEN Leverage approved lines of credit totaling $570.5 million, as compared to $82.5 million at December 31, 2020. The outstanding balance of SEN Leverage loans was $335.9 million, or 18.9% of our total loan portfolio, including our loans held-for-sale, at December 31, 2021 compared to $77.2 million, or 4.8% of our total loan portfolio at December 31, 2020.
Mortgage Warehouse Loans. Our mortgage warehouse lending division provides short-term interim funding primarily for single-family residential mortgage loans originated by mortgage bankers or other lenders. We hold legal title to such loans from the date they are funded by us until the loans are sold to secondary market investors pursuant to pre-existing take out commitments, generally within a few weeks of origination, with loan sale proceeds applied to pay down Company funding. Our risk is mitigated by comprehensive policies, procedures, and controls governing this activity, partial loan funding by the originating lender, guarantees or additional monies pledged to the Company as security, and the short holding period of funded loans on the Company’s balance sheet. In addition, loss rates of this portfolio have historically been minimal, and these loans are primarily subject to written purchase commitments from takeout investors or are hedged. Our mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. Since the opening of the mortgage warehouse division in April 2009 through December 31, 2021, we purchased $55.1 billion in loans and incurred only $61,000 of net losses in 2017. We sold approximately $0.8 million and $191.5 million of loans to participants during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, gross mortgage warehouse loans were approximately $1.1 billion.
Real Estate Loans. Real estate loans include loans for which the Company holds one-to-four family, multi-family, commercial and construction real property as collateral. Our one-to-four family real estate loans primarily consist of non-qualified (“Non-QM”) single-family residential mortgage loans and purchases of loan pools. The Bank engaged in purchases and sales of Non-QM loans from 2014 until deciding to cease new loan purchases in mid-2020, but has retained remaining previously purchased loans as interest earning assets on its balance sheet. Multi-family real estate loans have been offered for the purchase or refinancing of apartment properties located primarily in our Southern California market area. Commercial real estate lending activity has historically been primarily focused on investor properties that are owned by customers with an established banking relationship with the Company. The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans also may be adversely affected by conditions in the real estate markets or in the general economy. The Bank has been de-emphasizing the origination of real estate loans and currently is not actively originating such loans. At December 31, 2021, total real estate loans were approximately $379.6 million.
Credit Policies and Procedures
General. We adhere to what we believe are disciplined underwriting practices, pursuant to conservative standards and guidelines. We maintain asset quality through an emphasis on market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans, continuous surveillance and monitoring of the loan portfolio and a conservative credit culture. We also seek to maintain a diversified loan portfolio. These components, together with active portfolio management, are the foundation of our credit culture.
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
Loan Approval Process. As of December 31, 2021, the Bank had a legal lending limit of approximately $388.6 million for loans secured by cash, readily marketable collateral, or real estate collateral qualifying under the California Financial Code (the “Financial Code”), and $233.1 million for loans without such collateral or any collateral. The Bank’s lending activities are governed by written underwriting policies, standards and procedures that have been approved by the Management Lending Committee (“MLC”). The policies provide delegated lending authority to senior management of the Bank. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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
Once a loan is identified as a problem loan or a loan requiring a workout, the Bank makes an evaluation and develops a plan for handling the loan. In developing such a plan, management reviews all relevant information from the loan file and any internal or third-party loan review reports. We have conversations with the borrower and update current and projected financial information and collateral valuation estimates. Following analysis of all available relevant information, management adopts an action plan from the following alternatives: (a) continuation of loan collection efforts on their existing terms, (b) a restructure or extension of the loan’s terms, (c) a sale of the loan, (d) a charge off or partial charge off, (e) foreclosure on pledged collateral, or (f) acceptance of a deed in lieu of foreclosure.
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
•Mitigate Interest Rate Risk—Portfolio strategies are used to assist the Bank in managing its overall interest rate sensitivity position in accordance with goals and objectives approved by the Asset Liability Management Committee (or “ALCO”).
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
Our investment policy is reviewed and approved annually by our board of directors. Overall investment objectives are established by our board through our investment policy and monitored through our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of the ALCO consisting of our Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Operating Officer, Chief Risk Officer, and Director of Treasury. We actively monitor our investments on an ongoing basis to identify any material changes in our mix of securities. We also review our securities for potential impairment (other than temporary impairments) at least quarterly.

Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with other financial intermediaries for certain of our products and services. Some of our competitors are not currently subject to the regulatory restrictions and the level of regulatory supervision applicable to us.
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
Other important standard competitive factors in our industry and markets include quality of customer service, reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated product suite, high quality customer service culture, positive reputation and long-standing relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.
Employees and Human Capital Resources
Silvergate aspires to create an empowering workplace that enables employees to advance new solutions, while working consciously to help protect the planet. We aim to empower employees’ lives outside of work, with a strong benefits package as well as flexibility and support for parents and other caregivers. Our commitment to remote work minimizes environmental impact while also helping our employees lead healthier, happier lives.
At December 31, 2021, we employed 279 persons, all of which were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. Silvergate’s ability to attract and retain employees is a key to its success. Silvergate offers a competitive total rewards program to our employees and we monitor the competitiveness of our compensation and benefits programs in our various market areas.
Diversity and Inclusion
Silvergate strongly believes that a diverse workforce and an inclusive environment improve individual and organizational performance. We are proud of the diversity of thought, culture and background represented within Silvergate’s employees, and continually work toward enhancing our inclusive culture.

EMPLOYEE DEMOGRAPHICS(1)

54%	46%
Female	Male
________________________
(1)Data as of December 31, 2021.

Company Culture
Silvergate prides itself on being a values-driven organization, where employees are empowered to interact collaboratively, take ownership, and do more than what’s expected for our clients, while building a fun, vibrant and performance driven culture. Silvergate’s core values guide the way we work together on behalf of our customers and the digital currency industry as a whole as we strive to:
•Challenge convention
•Cultivate awesome
•Do what’s right
•Empower people
•Exceed expectations
•Take ownership
Our company core values guide each team member as we explore, innovate and embrace change. In addition, we are committed to developing our staff through continuing education and training programs. Leadership development is supported through various programs available to all levels of leadership within the organization.
Environmental Impact
The safety, health and wellness for our employees is a top priority. We successfully moved to a virtual-first workplace in 2020, with approximately 96% of our employees working remotely as of December 31, 2021. The Company has adopted preventative measures to protect employees working in the office and continually provides guidelines to employees to promote healthy habits and we rely on technology to stay connected while working remotely. As a result, the environmental impact of our operations is limited.
Supervision and Regulation
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s (“BHC”) ability to pay dividends to its shareholders, to repurchase stock or to receive dividends from its subsidiary banks. As a BHC, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Federal Reserve conducts examinations of the Corporation and its subsidiaries. The Corporation is also a BHC within the meaning of the Financial Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI. As a California state-chartered commercial bank that is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFPI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”). Based on this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law. The Corporation’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors and consumers and not shareholders. This supervisory framework could materially impact the conduct and profitability of our activities.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Corporation. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.

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
There are several restrictions imposed on us by law and regulatory policy that are designed to minimize potential loss to depositors and to the DIF in the event that a subsidiary depository institution should become insolvent. For example, federal law requires a BHC to serve as a source of financial and managerial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so in the absence of the rule. The Federal Reserve also has the authority under the BHC Act to require a BHC to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the BHC.
Any capital loan by a BHC to a subsidiary depository institution is subordinate in right of payment to deposits and certain other indebtedness of the institution. In addition, in the event of the BHC’s bankruptcy, any commitment made by the BHC to a federal banking regulatory agency to maintain the capital of its subsidiary depository institution(s) will be assumed by the bankruptcy trustee or receivership and entitled to a priority of payment.
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
The ability of any bank holding company to acquire another bank holding company or bank is also significantly impacted by subjective decisions of federal regulators, including political appointees, as to whether any proposed merger would be consistent with national financial institutions policies. These subjective views may have an impact on the ability of any bank holding company to engage in a merger transaction.
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
Indemnification payments to any director, officer or employee of either a bank or a BHC are subject to certain constraints imposed by the FDIC. Additionally, most transactions that the Bank engages in with an affiliate, including where an affiliate performs a service for the Bank, must be on similar terms and conditions as the Bank would get from a non-affiliate.
Incentive Compensation
In 2010, the federal banking agencies issued joint guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and rewards in a manner that does not encourage imprudent risk taking, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the future. It presently cannot be determined whether compliance with such policies will adversely affect the Corporation’s ability to hire, retain and motivate its key employees.
In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Corporation and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive based compensation arrangements to regulators.
The agencies proposed initial regulations in April 2011 and proposed revised regulations during the second quarter of 2016 that would establish general qualitative requirements applicable to all covered entities. The proposed general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. As of this filing, the agencies have not finalized these proposed regulations.
In August 2015, the SEC adopted final rules implementing the pay ratio provisions of the Dodd-Frank Act by requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. Under SEC guidance issued in September 2017, companies such as the Corporation are able to use widely-recognized tests to determine who counts as an employee under the rule, use existing internal records such as payroll and tax information and describe the ratio as an estimate.
Loans to One Borrower
Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2021, the Bank’s limit on aggregate secured loans-to-one-borrower was approximately $388.6 million for loans secured by cash, readily marketable collateral, or real estate collateral qualifying under the Financial Code, and $233.1 million for loans without such collateral or any collateral.
Deposit Insurance
Our deposits are insured up to applicable limits by the DIF of the FDIC. Deposit insurance is mandatory. We are required to pay assessments to the FDIC on a quarterly basis. The assessment amount is the product of multiplying the assessment base by the assessment rate.
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
The FDIC’s methodology for setting assessment rates for individual banks has changed over time, although the broad policy is that lower-risk institutions should pay lower assessments than higher-risk institutions. The FDIC now uses a methodology, known as the “financial ratios method,” that began to apply on July 1, 2016, in order to meet requirements of the Dodd-Frank Act. The statute established a minimum designated reserve ratio (the “DRR”), for the DIF of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%. The financial ratios took effect when the DRR exceeded 1.15%. The FDIC declared that the DIF reserve ratio exceeded 1.15% by the end of the second quarter of 2016. Accordingly, beginning July 1, 2016, the FDIC began to use the financial ratios method. This methodology assigns a specific assessment rate to each institution based on the institution’s leverage capital, supervisory ratings, and information from the institution’s call report. Under this methodology, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the DIF exceeds 2% and 2.5%.
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
Dividends
It is the Federal Reserve’s policy that BHCs, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that BHCs should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that BHCs should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. It is our policy to retain earnings, if any, to provide funds for use in our business. We have never declared or paid dividends on our Class A and Class B Common Stock.
The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its shareholders exceeding the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. If bank regulators determine that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Corporation was approximately $138.0 million at December 31, 2021.
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
Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions were required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.
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
The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Corporation and the Bank have elected to exclude AOCI from CET1.
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
Basel III is applicable to the Corporation and the Bank. Overall, the Corporation believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.
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
In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the current expected credit loss (or “CECL”) accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the Coronavirus Disease 2019 (or “COVID-19”) pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Corporation is not required to implement the CECL model until January 1, 2023.
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
As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions set forth below.

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
As of December 31, 2021, the Bank and Corporation exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5%, and 10.5%, respectively.
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
In addition to the federal regulatory capital requirements described above, the DFPI has authority to take possession of the business and properties of a bank in the event that the tangible stockholders’ equity of a bank is less than the greater of (i) 3% of the bank’s total assets or (ii) $1.0 million.
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
Community Reinvestment Act
The CRA requires the federal bank regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into nonbanking activities. Our Bank received a “satisfactory” rating in its most recent CRA evaluation.
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) proposed for public comment rules to modernize the agencies' regulations under the CRA. In September 2020, the Board of Governors of the Federal Reserve System released for public comment its proposed rules to modernize CRA regulations. As of this issuance, the FRB has not moved forward in the rulemaking process. In July 2021, the FRB, FDIC, and the Office of the Comptroller of the Currency issued an interagency statement committing to joint agency action on CRA. This may signal that additional regulatory action on this issue will be forthcoming in 2022. We will continue to evaluate the impact of any changes to the CRA regulations.
Anti-Terrorism, Money Laundering Legislation and OFAC
The Bank is subject to the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “customer identification program” involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activity reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by the Financial Crimes Enforcement Network (“FinCEN”), but compliance by individual institutions is overseen by its primary federal regulator.
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
The Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries, persons, non-governmental organizations, associations, and criminal networks, among others, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Corporation or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of OFAC-administered sanctions program, the Corporation or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.
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
In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. This rule requires new notification requirements where a banking organization experiences a computer-security incident.
The Consumer Financial Protection Bureau
The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, nonbanks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce some federal consumer protection laws.
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
•Home Mortgage Disclosure Act (“HMDA”), requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
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
Enforcement Powers
The federal regulatory agencies have substantial penalties available to use against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include directors, management, employees, and controlling shareholders of a financial institution, as well as, under limited circumstances, independent contractors and consultants, such as attorneys, accountants, appraisers, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, or the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices. Civil penalties may be as high as $1,924,589 per day for violations.
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
Available Information
The Corporation maintains an internet site at www.silvergate.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov. The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K and should not be relied upon in determining whether to make an investment decision.

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
As of December 31, 2021, the Bank’s 10 largest depositors accounted for $6.5 billion in deposits, or approximately 45.3% of the Bank’s total deposits. Deposits from digital currency exchanges represent approximately 58.0% of the Bank’s overall deposits and are held by approximately 94 exchanges. Digital currency exchanges have discretion over which financial institution holds deposits on behalf of its customers. As a result, the Bank is exposed to high customer concentration with our exchange customers. A decision by the customers of an exchange to exit the exchange or a decision by an exchange to withdraw deposits or move deposits to our competitors could result in substantial changes in our deposit base. Exchanges present additional risks because they have been frequent targets and victims of fraud and cyber attacks and the failure or exit of one or more exchanges as customers could have a material adverse effect on our business, financial condition and results of operations. In addition, withdrawals of deposits by any one of our largest depositors could result in a decrease in our cash and cash equivalents and a sale of securities which would negatively impact our net interest income.
Our digital currency initiative has contributed significantly to an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to levels that may not be sustainable.
Our digital currency initiative has contributed significantly to an increase in our noninterest bearing deposits, and has allowed us to generate attractive returns on lower risk assets through increased investments in interest earning deposits in other banks and securities, as well as funding limited loan growth. Our noninterest bearing deposits as a percentage of total deposits was 99.5% as of December 31, 2021, which is largely attributable to our digital currency initiative. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our noninterest bearing deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. If our digital currency customers withdraw deposits, we could lose a low cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have a material adverse effect on our business, financial condition and results of operations.
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
Our business and operations, which primarily consist of borrowing money from clients in the form of deposits, investing in securities and interest earning deposits in other banks, and lending money to clients in the form of loans, are sensitive to general business and economic conditions in the United States. We solicit deposits and originate loans throughout the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.
Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2021 Form 10-K will be heightened.
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
As of December 31, 2021, approximately $381.0 million, or 42.6%, of our total gross loans held-for-investment were loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, our 10 largest borrowing relationships accounted for approximately 60.1% of our total loans held-for-investment. This high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our allowance for loan and lease losses could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.
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
Our most important source of funds is deposits. As of December 31, 2021, approximately $14.2 billion, or 99.5%, of our total deposits were noninterest bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. Substantially all of these noninterest bearing demand accounts are deposits from our customers in the digital currency industry.
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
We invest a significant portion of our total assets (53.9% as of December 31, 2021) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested and managing interest rate risk. As of December 31, 2021, the fair value of our available-for-sale investment securities portfolio was $8.6 billion, which included gross unrealized losses of $58.5 million and gross unrealized gains of $44.8 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we rely heavily upon information supplied by third parties. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms that do not comply with our general underwriting standards. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer, which could adversely affect our business, financial condition and results of operations.
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
As of December 31, 2021, our total consolidated assets were $16.0 billion, an increase of $10.4 billion, or 186.5%, from December 31, 2020. In light of our rapid growth and to sustain our growth strategy, we will likely need to raise additional capital in the future, though the timing and amounts of future capital needs are presently unknown.
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
Effective December 31, 2021, the Company no longer qualified as an “an emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply, which will increase the Company’s costs and demands on management.
As a result of the Company’s public float (the market value of the Company’s common stock held by non-affiliates) as of June 30, 2021, the Company became a large accelerated filer as of December 31, 2021 and no longer qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
As an emerging growth company and a smaller reporting company, the Company previously had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions related to certain “Say-on-Pay” rules under Section 14A of the Exchange Act, including requirements to hold a nonbinding advisory vote on named executive officer compensation, the frequency of such votes and arrangements with named executive officers regarding compensation based on or related to an acquisition, merger, or similar transaction.
Further, as an emerging growth company, the Company was not subject to Section 404(b) of the Sarbanes Oxley Act. In particular, the Company must perform system and process evaluation, document its controls and perform testing of its key controls over financial reporting to allow management to assess, and, its independent public accounting firm to report, on the effectiveness of the Company’s internal control over financial reporting. Its testing, or the subsequent testing by the Company’s independent public accounting firm, may reveal deficiencies in its internal control over financial reporting that are deemed to be material weaknesses. Preparing such attestation report and the cost of compliance with reporting requirements that the Company has not previously implemented will increase the Company’s expenses and require significant management time. In addition, material weaknesses in internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s common stock.

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
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
Our common stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. We may incur additional indebtedness in the future to increase our capital resources or if our total capital ratio or the total capital ratio of the Bank falls below the required minimums. Furthermore, our common stock is subordinate to our outstanding preferred stock and any other series of preferred stock we may issue in the future.
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

Location	Owned/ Leased	Lease Expiration	Type of Office
4250 Executive Square, Suite 300 La Jolla, CA 92037	Leased	10/31/2027	Headquarters and Branch
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
The Class A Common Stock of the Company has been publicly traded since November 7, 2019 and is currently traded on the New York Stock Exchange under the symbol SI. As of February 21, 2022, there were approximately 138 holders of record of our Class A Common Stock.
Dividends
Holders of our Class A and Class B Common Stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our Class A and Class B Common Stock since inception, and we currently have no plans to pay dividends on our Class A and Class B Common Stock for the foreseeable future. As a Maryland corporation, we are only permitted to pay dividends out of net earnings.
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
Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the fourth quarter of 2021. The Company did not repurchase any of its shares during the fourth quarter of 2021 and does not have any authorized share repurchase programs.
For information regarding securities authorized for issuance under the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements.
Principal Factors Affecting Our Results of Operations
Net Income. Net income is calculated by taking interest and noninterest income and subtracting our costs to do business, such as interest, salaries, taxes and other operational expenses. We evaluate our net income based on measures that include net interest margin, return on average assets and return on average equity.
Net Interest Income. Net interest income represents interest income, less interest expense. We generate interest income from interest, dividends and fees received on interest earning assets, including loans, interest earning deposits in other banks and investment securities we own. We incur interest expense from interest paid on interest bearing liabilities, including interest bearing deposits, borrowings and other forms of indebtedness. Net interest income typically is the most significant contributor to our net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans, securities, interest earning deposits in other banks and other interest earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest earning assets and rates paid on interest bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period. Because noninterest bearing sources of funds, such as noninterest bearing deposits and shareholders’ equity, also fund interest earning assets, net interest margin includes the benefit of these noninterest bearing sources.
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
Noninterest Income. Noninterest income consists of, among other things: (i) deposit related fees; (ii) mortgage warehouse fee income; (iii) gain on sale of securities; (iv) other gain and losses; and (v) other noninterest income. Deposit related fees include cash management fees, such as analyzed checking fees, account maintenance fees, insufficient funds fees, overdraft fees, stop payment fees, foreign exchange fee income, domestic and foreign wire transfer fees, SEN related fees and card processing fee income. Mortgage warehouse fee income consists of transaction fees collected as the funded loans are sold or settled.
Noninterest Expense. Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expense; (iii) communications and data processing fees; (iv) professional services fees; (v) federal deposit insurance; (vi) correspondent bank charges; (vii) other loan expense and (viii) other general and administrative expenses.
Salaries and employee benefits include compensation, stock-based compensation, employee benefits and tax expenses for our personnel. Occupancy and equipment expense includes depreciation expense, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes expenses related to our furniture, fixtures, equipment and software. Communications expense includes costs for telephone and internet. Data processing fees include expenses paid to our third-party data processing system provider and other data service providers. Professional fees include legal, accounting, consulting and other outsourcing arrangements. Federal deposit insurance expense relates to FDIC assessments based on the level of our deposits. Correspondent bank charges include wire transfer fees, transaction fees and service charges related to transactions settled with correspondent relationships. Other loan expense includes custodial fees for our digital currency collateralized loans and loan servicing related expenses. Other general and administrative expenses include expenses associated with travel, meals, advertising, promotions, sponsorships, training, supplies, postage, insurance, board of director expenses and other expenses related to being a public company. Noninterest expenses generally increase as we grow our business.

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
Capital. Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company and the Bank’s capital ratios at December 31, 2021 exceeded all current well capitalized regulatory requirements.
We manage capital primarily based upon: (i) the level and quality of capital, our growth rate and our overall financial condition; (ii) the level and quality of earnings; (iii) the risk exposures in our balance sheet; and (iv) general economic conditions.
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

Selected Historical Financial Data
Information as of and for the years ended December 31, 2021 and 2020 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2019, 2018 and 2017 is derived from audited financial statements not included herein. Our historical results are not necessarily indicative of any future period. The performance ratios and asset quality and capital ratios are unaudited and derived from our audited financial statements and other financial information as of and for the periods presented. Average balances have been calculated using daily averages.

	Year Ended December 31,
	2021	2020	2019	2018	2017

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$130,394	$79,590	$81,035	$72,752	$48,306
Interest expense	1,127	7,226	10,078	3,129	6,355
Net interest income	129,267	72,364	70,957	69,623	41,951
Provision for (reversal of) loan losses	—	742	(439)	(1,527)	262
Net interest income after provision	129,267	71,622	71,396	71,150	41,689
Noninterest income	45,256	19,177	15,754	7,563	3,448
Noninterest expense	89,120	59,605	52,478	48,314	30,706
Income before income taxes	85,403	31,194	34,672	30,399	14,431
Income tax expense(1)	6,875	5,156	9,826	8,066	6,788
Net income	78,528	26,038	24,846	22,333	7,643
Dividends on preferred stock	3,016	—	—	—	—
Net income available to common shareholders	$75,512	$26,038	$24,846	$22,333	$7,643

Financial Ratios:
Return on average assets (ROAA)	0.66%	1.03%	1.19%	1.11%	0.66%
Return on average equity (ROAE)	8.49%	9.78%	11.54%	13.47%	10.80%
Return on average common equity (ROACE)	9.32%	9.78%	11.54%	13.47%	10.80%
Net interest margin(2)	1.20%	3.00%	3.47%	3.49%	3.68%
Noninterest income to average assets	0.40%	0.76%	0.76%	0.38%	0.30%
Noninterest expense to average assets	0.78%	2.37%	2.52%	2.41%	2.67%
Efficiency ratio(3)	51.06%	65.11%	60.52%	62.59%	67.64%
Loan yield(4)	4.40%	4.64%	5.45%	5.52%	5.20%
Cost of deposits	0.00%	0.27%	0.43%	0.10%	0.44%
Cost of funds	0.01%	0.32%	0.54%	0.17%	0.59%

Share Data:
Basic earnings per common share	$2.95	$1.39	$1.38	$1.35	$0.83
Diluted earnings per common share	$2.91	$1.36	$1.35	$1.31	$0.79
Common stock shares issued and outstanding at end of period	30,403	18,834	18,668	17,818	9,224
Basic weighted average shares outstanding	25,582	18,691	17,957	16,543	9,224
Diluted weighted average shares outstanding	25,922	19,177	18,385	17,023	9,618
Book value per common share at end of period	$46.55	$15.63	$12.38	$10.73	$8.00
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
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

	December 31,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$5,387,946	$2,962,087	$133,604	$674,420	$797,668
Securities available-for-sale, at fair value	8,625,259	939,015	897,766	357,178	191,802
Loans held-for-sale	893,194	865,961	375,922	350,636	190,392
Loans held-for-investment, net	887,304	746,751	664,622	592,781	689,303
Other	211,792	72,421	56,213	29,303	22,783
Total assets	$16,005,495	$5,586,235	$2,128,127	$2,004,318	$1,891,948
Deposits	$14,290,628	$5,248,026	$1,814,654	$1,783,005	$1,775,146
Borrowings	15,845	15,831	68,530	20,659	36,788
Other liabilities	90,186	28,079	13,907	9,408	6,214
Total liabilities	14,396,659	5,291,936	1,897,091	1,813,072	1,818,148
Total shareholders’ equity	1,608,836	294,299	231,036	191,246	73,800
Total liabilities and shareholders' equity	$16,005,495	$5,586,235	$2,128,127	$2,004,318	$1,891,948
Nonperforming Assets:
Nonaccrual loans	$4,003	$4,984	$5,825	$8,221	$4,410
Troubled debt restructurings	1,713	1,525	1,791	514	592
Other real estate owned, net	—	—	128	31	2,308
Nonperforming assets	4,003	4,984	5,953	8,252	6,718

Asset Quality Ratios:
Nonperforming assets to total assets	0.03%	0.09%	0.28%	0.41%	0.36%
Nonaccrual loans to total loans(1)	0.45%	0.66%	0.87%	1.37%	0.63%
Net charge-offs (recoveries) to average total loans(1)	0.00%	0.00%	0.01%	(0.01)%	0.02%
Allowance for loan losses to total loans(1)	0.77%	0.92%	0.92%	1.12%	1.17%
Allowance for loan losses to nonaccrual loans	172.77%	138.76%	106.28%	81.78%	185.15%
Company Capital Ratios:
Tier 1 leverage ratio	11.07%	8.29%	11.23%	9.00%	6.15%
Common equity tier 1 capital ratio	49.53%	21.53%	24.52%	23.10%	10.54%
Tier 1 risk-based capital ratio	56.82%	22.88%	26.21%	24.96%	12.72%
Total risk-based capital ratio	57.08%	23.49%	26.90%	25.77%	13.88%
Common equity to total assets	8.84%	5.27%	10.86%	9.54%	3.90%
Bank Capital Ratios:
Tier 1 leverage ratio	10.49%	8.22%	10.52%	8.51%	6.33%
Common equity tier 1 capital ratio	53.89%	22.71%	24.55%	23.68%	13.11%
Tier 1 risk-based capital ratio	53.89%	22.71%	24.55%	23.68%	13.11%
Total risk-based capital ratio	54.15%	23.32%	25.24%	24.50%	14.29%
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Year Ended December 31,
	2021	2020	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$130,394	$79,590	$50,804	63.8%
Interest expense	1,127	7,226	(6,099)	(84.4)%
Net interest income	129,267	72,364	56,903	78.6%
Provision for loan losses	—	742	(742)	N/M
Net interest income after provision	129,267	71,622	57,645	80.5%
Noninterest income	45,256	19,177	26,079	136.0%
Noninterest expense	89,120	59,605	29,515	49.5%
Net income before income taxes	85,403	31,194	54,209	173.8%
Income tax expense	6,875	5,156	1,719	33.3%
Net income	$78,528	$26,038	$52,490	201.6%
________________________
N/M—Not meaningful
Net income for the year ended December 31, 2021 was $78.5 million, an increase of $52.5 million, or 201.6%, from net income of $26.0 million for the year ended December 31, 2020. The increase was primarily due to an increase of $56.9 million, or 78.6%, in net interest income, and an increase of $26.1 million, or 136.0%, in noninterest income, partially offset by an increase of $1.7 million, or 33.3%, in income tax expense and a $29.5 million, or 49.5%, increase in noninterest expense, all as described below.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Year Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$4,860,447	$6,799	0.14%	$335,201	$1,639	0.49%
Taxable securities	3,761,396	36,094	0.96%	735,534	17,465	2.37%
Tax-exempt securities(1)	975,880	21,900	2.24%	193,282	6,408	3.32%
Loans(2)(3)	1,559,118	68,619	4.40%	1,180,390	54,732	4.64%
Other	27,623	1,581	5.72%	13,612	692	5.08%
Total interest earning assets	11,184,464	134,993	1.21%	2,458,019	80,936	3.29%
Noninterest earning assets	172,374			59,018
Total assets	$11,356,838			$2,517,037
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$92,137	$134	0.15%	$213,345	$5,807	2.72%
FHLB advances and other borrowings	14	—	0.00%	68,546	336	0.49%
Subordinated debentures and other	15,838	993	6.27%	16,629	1,083	6.51%
Total interest bearing liabilities	107,989	1,127	1.04%	298,520	7,226	2.42%
Noninterest bearing liabilities:
Noninterest bearing deposits	10,319,141			1,931,310
Other liabilities	40,123			21,012
Shareholders’ equity	889,585			266,195
Total liabilities and shareholders’ equity	$11,356,838			$2,517,037
Net interest spread(4)			0.17%			0.87%
Net interest income, taxable equivalent basis		$133,866			$73,710
Net interest margin(5)			1.20%			3.00%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(4,599)			(1,346)
Net interest income, as reported		$129,267			$72,364
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Year Ended December 31, 2021 Compared to 2020
	Change Due To		Interest Variance
	Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$22,127	$(16,967)	$5,160
Taxable securities	71,848	(53,219)	18,629
Tax-exempt securities(1)	25,946	(10,454)	15,492
Loans	20,758	(6,871)	13,887
Other	712	177	889
Total interest income	141,391	(87,334)	54,057
Interest Expense:
Interest bearing deposits	(5,447)	(226)	(5,673)
FHLB advances and other borrowings	(336)	—	(336)
Subordinated debentures and other	(34)	(56)	(90)
Total interest expense	(5,817)	(282)	(6,099)
Net interest income, taxable equivalent basis	$147,208	$(87,052)	$60,156
______________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $60.2 million to $133.9 million for the year ended December 31, 2021 compared to $73.7 million for the year ended December 31, 2020, due to an increase of $54.1 million in interest income and a decrease of $6.1 million in interest expense. Average total interest earning assets increased $8.7 billion, or 355.0%, from $2.5 billion for the year ended December 31, 2020 to $11.2 billion for the year ended December 31, 2021. This increase was primarily due to an increase in the average balance of interest earning deposits in other banks and securities. The average yield on total interest earning assets decreased from 3.29% for the year ended December 31, 2020 to 1.21% for the year ended December 31, 2021 primarily due to interest earning deposits in other banks being a greater percentage of interest earning assets, and lower yields on securities and interest earning deposits.
Average interest bearing liabilities decreased $190.5 million, or 63.8%, for the year ended December 31, 2021 as compared to 2020 primarily due to calling the remaining balance of brokered certificates of deposit in the second quarter of 2020 and lower FHLB advances. The average rate on total interest bearing liabilities decreased to 1.04% for the year ended December 31, 2021 compared to 2.42% for 2020 primarily due to the impact of calling the remaining balance of brokered certificates of deposit in the first half of 2020. The total interest expense, including accelerated premium amortization, related to the brokered certificates was $5.4 million for the year ended December 31, 2020.
For the year ended December 31, 2021, the net interest spread was 0.17% and the net interest margin was 1.20% compared to 0.87% and 3.00%, respectively, for 2020. The decrease in the net interest spread for the year ended December 31, 2021 was primarily due to lower yields on securities and interest earning deposits due to a declining interest rate environment. The decrease in the net interest margin was primarily due to a greater proportion of lower yielding interest earning deposits as a percentage of total interest earning assets, which was driven by the increase in noninterest bearing digital currency customer deposits. The decrease in the net interest margin was also due to lower yields on securities and interest earning deposits.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses” and “—Critical Accounting Policies—Allowance for Loan Losses.”
We recorded no provision for loan losses for the year ended December 31, 2021 compared to a provision of $0.7 million for the year ended December 31, 2020. The allowance for loan losses to total loans held-for-investment was 0.77% at December 31, 2021 compared to 0.92% at December 31, 2020. Management determined that no provision was necessary for the year ended December 31, 2021, based on the mix of our loan portfolio, our historically strong credit quality and minimal loan charge-offs, and the loan-to-value ratios in the low- to mid-50% range in our commercial, multi-family and one-to-four family residential real estate held-for-investment loan portfolios.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Year Ended December 31,
	2021	2020	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Mortgage warehouse fee income	$3,056	$2,539	$517	20.4%
Deposit related fees	35,981	11,341	24,640	217.3%
Gain on sale of securities, net	5,238	3,753	1,485	39.6%
Gain on sale of loans, net	—	354	(354)	N/M
Gain on extinguishment of debt	—	925	(925)	N/M
Other income	981	265	716	270.2%
Total noninterest income	$45,256	$19,177	$26,079	136.0%
________________________
N/M—Not meaningful
Noninterest income for the year ended December 31, 2021 was $45.3 million, an increase of $26.1 million, or 136.0%, compared to noninterest income of $19.2 million for the year ended December 31, 2020. This increase was primarily due to a $24.6 million increase in deposit related fees, substantially all of which are fees from our digital currency customers, and a $1.5 million increase in gain on sale of securities. The $24.6 million increase in deposit related fees was primarily due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative. During the year ended December 31, 2021, we sold a total of $1.5 billion of securities and realized a net gain on sale of $5.2 million, compared to a total of $216.4 million in sales of securities and net gain on sale of $3.8 million during the year ended December 31, 2020. During the year ended December 31, 2020, the Company initiated and settled a $64.0 million FHLB five-year term advance. Due to an increase in FHLB advance rates after settlement, the Company repaid the advance and recorded a gain of $0.9 million. Other income for the year ended December 31, 2021 included a $0.9 million gain on sale of assets related to the sale of interest rate swaps.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Year Ended December 31,
	2021	2020	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$45,794	$36,493	$9,301	25.5%
Occupancy and equipment	2,464	5,690	(3,226)	(56.7)%
Communications and data processing	7,072	5,406	1,666	30.8%
Professional services	9,776	4,460	5,316	119.2%
Federal deposit insurance	13,537	1,172	12,365	N/M
Correspondent bank charges	2,515	1,533	982	64.1%
Other loan expense	1,117	326	791	242.6%
Other general and administrative	6,845	4,525	2,320	51.3%
Total noninterest expense	$89,120	$59,605	$29,515	49.5%
________________________
N/M—Not meaningful

Noninterest expense increased $29.5 million, or 49.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in federal deposit insurance, salaries and employee benefits, professional services and other general and administrative.
The increase of $9.3 million, or 25.5%, in salaries and employee benefits was primarily due to an increase in headcount and an increase in cost per full-time equivalent employee, including a $1.0 million increase in employee related stock-based compensation expense. The Company’s average full-time equivalent employees increased from 210 for the year ended December 31, 2020 to 235 for 2021. Occupancy and equipment decreased $3.2 million, or 56.7%, due to a reduction in costs related to our leased office space and fixed assets no longer in use that were written off during the year ended December 31, 2020. Communications and data processing increased $1.7 million, or 30.8%, primarily due to additional core processing expense due to higher transaction volumes, continued investment in scalable cloud-based software solutions and investments in compliance software to support our digital currency related customers. Professional services increased $5.3 million, or 119.2%, primarily due to consulting and legal fees for projects related to our strategic growth initiatives, including expenses related to our stablecoin project. In addition, professional services increased due to legal settlements and higher audit expense. Federal deposit insurance increased $12.4 million due to a rate increase driven by the significant growth in assets. Correspondent bank charges increased $1.0 million, or 64.1%, due to increased wire volumes and expanded correspondent relationships. Other loan expense increased $0.8 million, or 242.6%, due to increased custodial fees related to the growth of our SEN Leverage loans. Other general and administrative expense increased $2.3 million, or 51.3%, primarily due to an increase for expanded insurance coverage and an increase in the provision for unfunded commitments related to the increase in SEN Leverage loans total lines of credit.
Income Tax Expense
Income tax expense was $6.9 million for the year ended December 31, 2021 compared to $5.2 million for the year ended December 31, 2020. The increase in income tax expense was primarily related to an increase in pre-tax income. Our effective tax rates for the years ended December 31, 2021 and 2020 were 8.1% and 16.5%, respectively. The decrease in the Company’s effective tax rate in 2021 was primarily related to higher excess tax benefit from stock-based compensation and tax-exempt income earned on certain municipal bonds.
Financial Condition
As of December 31, 2021, our total assets increased to $16.0 billion compared to $5.6 billion as of December 31, 2020. Shareholders’ equity increased $1.3 billion, or 446.7%, to $1.6 billion at December 31, 2021 compared to $294.3 million at December 31, 2020. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks increased from $2.9 billion at December 31, 2020 to $5.2 billion at December 31, 2021. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank. The increase in interest earning deposits was due to growth in total deposits exceeding growth in total loans and securities.
Securities Available-for-sale
We use our securities portfolio to primarily provide a source of liquidity, provide a return on funds invested and manage interest rate risk.
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
Our securities available-for-sale increased $7.7 billion, or 818.5%, from $939.0 million at December 31, 2020 to $8.6 billion at December 31, 2021. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, other asset backed securities and municipal bonds. During the year ended December 31, 2021, the Company purchased $9.6 billion of securities, including $4.1 billion of agency residential mortgage-backed securities, $2.5 billion of municipal bonds, $2.4 billion of U.S. agency securities, $333.2 million of U.S. Treasury securities, $220.0 million of agency commercial mortgage-backed securities, and $133.1 million of private-label commercial mortgage-backed securities. In addition, we sold U.S. Treasury and longer duration securities for $1.5 billion and recognized a gain of $5.2 million.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at December 31, 2021 and the amortized cost and carrying value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years. The weighted average yield is a prospective yield computed using the amortized cost of fixed income investment securities. Actual yields earned may differ significantly based upon actual prepayments.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
December 31, 2021
Securities Available-for-Sale:
U.S. agency securities - excluding mortgage-backed securities	—	—	$2,243	0.59%	$955,367	0.38%	$219,842	0.35%	$1,177,452	$1,178,767	0.38%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,428,365	0.85%	1,428,365	1,414,117	0.85%
Government agency collateralized mortgage obligation	—	—	—	—	61	1.69%	1,659,064	0.35%	1,659,125	1,645,003	0.35%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	1,425	2.35%	1,425	1,433	2.35%
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,106,680	0.57%	1,106,680	1,103,604	0.57%
Government agency collateralized mortgage obligation	—	—	—	—	212,266	0.58%	—	—	212,266	210,915	0.58%
Private-label collateralized mortgage obligation	—	—	—	—	—		144,204	1.23%	144,204	143,634	1.23%
Municipal bonds:
Tax-exempt	—	—	—	—	13,625	3.15%	2,259,169	1.84%	2,272,794	2,297,737	1.85%
Taxable	—	—	—	—	225,076	1.67%	178,203	2.20%	403,279	397,604	1.90%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	233,374	0.69%	233,374	232,445	0.69%
Total securities	—	—	$2,243	0.59%	$1,406,395	0.64%	$7,230,326	1.02%	$8,638,964	$8,625,259	0.96%

Loan Portfolio
Our loan portfolio consists primarily of mortgage warehouse loans, loans secured by real estate and loans secured by bitcoin which are included in the commercial and industrial loan segment. The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$105,098	11.8%	$187,855	25.0%
Multi-family	56,751	6.3%	77,126	10.3%
Commercial	210,136	23.5%	301,901	40.2%
Construction	7,573	0.8%	6,272	0.8%
Commercial and industrial(1)	335,862	37.6%	78,909	10.5%
Reverse mortgage and other	1,410	0.2%	1,495	0.2%
Mortgage warehouse	177,115	19.8%	97,903	13.0%
Total gross loans held-for-investment	893,945	100.0%	751,461	100.0%
Deferred fees, net	275		2,206
Total loans held-for-investment	894,220		753,667
Allowance for loan losses	(6,916)		(6,916)
Total net loans held-for-investment	$887,304		$746,751
Loans held-for-sale(2)	$893,194		$865,961
________________________
(1)Commercial and industrial loans includes $335.9 million and $77.2 million of SEN Leverage loans as of December 31, 2021 and 2020, respectively.
(2)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.

The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at December 31, 2021:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	December 31, 2021
	Due in One Year or Less	Due in One to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$26	$672	$6,857	$98,283	$105,838
Multi-family	—	35,603	20,178	1,074	56,855
Commercial	22,002	132,087	56,037	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,405	(47)	4	—	335,362
Reverse mortgage and other	4	—	—	1,418	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$542,054	$168,315	$83,076	$100,775	$894,220
Amounts with fixed rates	$323,625	$153,267	$12,737	$3,239	$492,868
Amounts with floating rates	$218,429	$15,048	$70,339	$97,536	$401,352

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
Nonaccrual loans decreased to $4.0 million, or 0.45% of total loans, at December 31, 2021 compared to $5.0 million, or 0.66% of total loans, at December 31, 2020. The decrease in nonaccrual loans during the year ended December 31, 2021 was primarily due to loan principal repayments on one-to-four family real estate loans.
Total nonperforming assets were $4.0 million and $5.0 million at December 31, 2021 and 2020, respectively, or 0.03% and 0.09%, respectively, of total assets.
The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$3,080	$4,105
Reverse mortgage and other	923	879
Total nonaccrual loans	4,003	4,984
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	4,003	4,984
Other real estate owned, net	—	—
Total nonperforming assets	$4,003	$4,984
Ratio of nonaccrual loans to total loans(1)	0.45%	0.66%
Ratio of allowance for loan losses to nonaccrual loans	172.77%	138.76%
Ratio of nonperforming assets to total assets	0.03%	0.09%

Troubled debt restructurings:
Restructured loans-nonaccrual	$564	$564
Restructured loans-accruing	1,149	961
Total troubled debt restructurings	$1,713	$1,525
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.

Impaired Loans and TDRs.
Impaired loans also include certain loans that have been modified as troubled debt restructurings, or TDRs. As of December 31, 2021, the Company held eight loans totaling $1.7 million that were TDRs, compared to seven loans totaling $1.5 million at December 31, 2020.
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
The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$182,760	$3,335	$4,105	$—	$190,200
Multi-family	77,288	—	—	—	77,288
Commercial	288,471	5,854	7,755	—	302,080
Construction	6,137	—	—	—	6,137
Commercial and industrial	78,275	—	274	—	78,549
Reverse mortgage and other	631	—	879	—	1,510
Mortgage warehouse	97,903	—	—	—	97,903
Total loans held-for-investment	$731,465	$9,189	$13,013	$—	$753,667
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
The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,916	$6,191
Charge-offs:
Real estate:
One-to-four family	—	17
Total charge-offs	—	17
Total recoveries	—	—
Net charge-offs	—	17
Provision for loan losses	—	742
Allowance for loan losses at period end	$6,916	$6,916

Total loans outstanding (end of period)	$894,220	$753,667
Average loans outstanding	$779,244	$720,960

Allowance for loan losses to period end loans	0.77%	0.92%
Net charge-offs to average loans	0.00%	0.00%
Net charge-offs to average loans by segment:
Real estate:
One-to-four family	0.00%	0.01%
Our allowance for loan losses at December 31, 2021 and 2020 was $6.9 million, or 0.77% and 0.92% of loans for each respective period-end. The overall level of the allowance was based on Silvergate’s historically strong credit quality and minimal loan charge-offs, and the loan-to-values ratios in the low- to mid-50% range, based on last required appraisal value, in the Company’s commercial, multi-family and one-to-four family real estate loans as of December 31, 2021. The decrease in the ratio of the allowance for loan losses to loans held-for-investment from December 31, 2020 was due to the changes in loan product and segment mix.
We had no charge-offs and no recoveries for the year ended December 31, 2021 compared to charge-offs of $17,000 and no recoveries for the year ended December 31, 2020.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2021		2020
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$1,023	0.11%	$1,245	0.17%
Multi-family	682	0.08%	878	0.12%
Commercial	2,017	0.23%	1,810	0.24%
Construction	776	0.09%	590	0.08%
Commercial and industrial	1,566	0.17%	1,931	0.24%
Reverse mortgage and other	12	0.00%	39	0.01%
Mortgage warehouse	840	0.09%	423	0.06%
Total allowance for loan losses	$6,916	0.77%	$6,916	0.92%
________________________
(1)Loan amount as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company, substantially all of which are derived from our digital currency customer base. Deposits increased $9.0 billion, or 172.3%, to $14.3 billion at December 31, 2021 compared to $5.2 billion at December 31, 2020. Noninterest bearing deposits totaled $14.2 billion (representing approximately 99.5% of total deposits) at December 31, 2021, compared to $5.1 billion (representing approximately 97.8% of total deposits) at December 31, 2020. The increase in total deposits from the prior year end was driven by an increase in deposits from digital currency exchanges, institutional investors in digital assets and other fintech related customers.
At December 31, 2021, deposits by foreign depositors amounted to $4.0 billion, or 28.0% of total deposits, compared to $1.4 billion, or 27.6% of total deposits, at December 31, 2020.
Deposits that meet or exceed the FDIC insurance limit of $250,000 and over totaled $14.1 billion at December 31, 2021. The amounts stated for uninsured deposits as of the reported period are estimates due to the impracticability of precisely measuring amounts of uninsured deposits for accounts held through fiduciary relationships, some portion of which may qualify for “pass-through” insurance coverage under FDIC regulations. Accordingly, a portion of our reported uninsured deposits may be eligible for pass-through deposit insurance coverage. There were no uninsured certificates of deposit at December 31, 2021.
Our continued growth has been accompanied by significant fluctuations in the level of our deposits, in particular our deposits from customers in the digital currency industry, as our customers in this industry typically carry higher balances over the weekend to take advantage of the 24/7 availability of the SEN, and carry lower balances during the business week. The Bank’s average total digital currency deposits during the year ended December 31, 2021 amounted to $10.2 billion and the high and low daily total digital currency deposit levels during such time were $16.0 billion and $4.6 billion, respectively, compared to an average of $1.9 billion during the year ended December 31, 2020, and a high and low daily deposit levels of $5.0 billion and $1.1 billion, respectively.

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

	December 31, 2021		December 31, 2020
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	94	$8,288	76	$2,479
Institutional investors	894	4,220	607	1,811
Other customers	393	1,603	286	749
Total	1,381	$14,111	969	$5,039
________________________
(1)Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.00% and 0.01%, respectively, for the year ended December 31, 2021 as compared to 0.27% and 0.32%, respectively, for the year ended December 31, 2020. The decrease in the weighted average cost of deposits and cost of funds compared to the prior period was driven by the absence of any interest expense associated with brokered certificates of deposit, which were called in the second quarter of 2020, and due to higher balances of noninterest bearing deposits.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Year Ended December 31,
	2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts(1)	$10,319,141	—	$1,931,310	—
Interest bearing accounts:
Interest bearing demand accounts	21,310	0.12%	44,991	0.14%
Money market and savings accounts(2)	70,215	0.15%	71,432	0.46%
Certificates of deposit:
Brokered certificates of deposit	—	—	95,611	5.65%
Other	612	0.65%	1,311	0.92%
Total interest bearing deposits	92,137	0.15%	213,345	2.72%
Total deposits	$10,411,278	0.00%	$2,144,655	0.27%
________________________
(1)Noninterest bearing demand accounts includes an average balance of $3.1 billion of foreign deposits for the year ended December 31, 2021. Data is not available for 2020.
(2)Money market and savings accounts includes an average balance of $0.5 million of foreign deposits with an average rate paid of 0.05% for the year ended December 31, 2021. Data is not available for 2020.
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021, approximately $1.4 billion in real estate loans were pledged as collateral for our FHLB borrowings. We may use these borrowings to meet liquidity needs and to fund certain loans in our portfolio. As of December 31, 2021, we had no outstanding FHLB advances and had an additional $973.9 million in available borrowing capacity from the FHLB.
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Banks’s borrowing capacity under the Federal Reserve’s discount window program was

$5.2 million as of December 31, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of December 31, 2021.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At December 31, 2021, these borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month London Interbank Offered Rate (or “LIBOR”) plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At December 31, 2021, the interest rate for the Company’s next scheduled payment was 3.91%, based on six-month LIBOR of 0.16%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At December 31, 2021, the interest rate for the Company’s next scheduled payment was 2.05%, based on three-month LIBOR of 0.20%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At December 31, 2021, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $108.0 million with other correspondent banks.
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
We maintain high levels of liquidity for our customers who operate in the digital currency industry, as these deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control. As a result, we have a significant amount of interest earning deposits in other banks and our investment portfolio is comprised primarily of mortgage-backed securities backed by government-sponsored entities, collateralized mortgage obligations, municipal bonds and asset-backed securities.
Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of cash and cash equivalents and highly liquid marketable securities free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the institution’s liquidity risk management process.
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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. As of December 31, 2021, we had $973.9 million of available borrowing capacity from the FHLB, $5.2 million of available borrowing capacity from the FRB and available lines of credit of $108.0 million with other correspondent banks. Cash and cash equivalents at December 31, 2021 were $5.4 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated statements of financial condition. At December 31, 2021, we had $248.6 million of credit extension commitments. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to “Note 10—Commitments and Contingencies—Off-Balance Sheet Items” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
Capital Resources
Shareholders’ equity increased $1.3 billion to $1.6 billion at December 31, 2021 compared to $294.3 million at December 31, 2020. The increase in shareholders’ equity was primarily due to three common equity offerings, which resulted in the issuance of a total of 11,164,214 shares of Class A common stock for net proceeds of $1.1 billion after deducting underwriting discounts, commissions and offering expenses, as applicable, and a $200.0 million preferred equity offering that resulted in net proceeds of $193.6 million. In addition, net income available to common shareholders after payment of $3.0 million in preferred stock dividends, for the year ended December 31, 2021 amounted to $75.5 million, which was partially offset by a decrease in accumulated other comprehensive income of $53.0 million, due to the decrease in unrealized gains on available-for-sale securities portfolio and derivative assets.
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
As of December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%

	Actual		Minimum capital adequacy		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
Critical Accounting Estimates
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
The general component covers loans that are collectively evaluated for impairment and loans that are not individually identified for impairment evaluation. The general component is based on historical loss experience adjusted for current factors and includes actual loss history experienced for the preceding rolling twelve year period or less, if twelve years of data is not available. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment using a qualitative scorecard model.
Management’s determination of the adequacy of the level of the allowance for loan losses is based on periodic evaluations of the loan portfolio and other relevant factors which are inherently subjective as it requires significant estimates by management. These factors may be susceptible to significant change. Specific reserves reflect estimated losses on impaired loans from managements analyses which involve a high degree of judgement in estimating the amount of loss associated with specific loans, including the amount and timing of future cash flows and collateral values. The general reserve is based on estimate losses of homogeneous loans based historical loss experience, qualitative factors and consideration of current economic trends and conditions. The allowance for loan losses at December 31, 2021 and 2020 was $6.9 million.
Securities. Management determines the appropriate classification of debt securities at the time of purchase. The fair values of securities available-for-sale and trading securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, which values debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value, with unrealized gains or losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity in accumulated other comprehensive income.
The valuation of debt securities involves significant judgment, is subject to variability, is established using management's best estimate, and is revised as additional information becomes available. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows.
The fair values of investment securities are generally determined by various pricing models. Our procedures include initial and ongoing review of pricing methodologies and trends. We perform an analysis on the pricing of investment securities to ensure that the prices represent a reasonable estimate of the fair value. Depending upon the type of security, management employs various techniques to analyze the pricing it receives from third-parties, such as reviewing model inputs, reviewing comparable trades, analyzing changes in market yields and, in certain instances, reviewing the underlying collateral of the security. Management reviews changes in fair values from period to period and performs testing to ensure that the prices received from third parties are consistent with their expectation of the market.

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

	(Dollars in thousands)
December 31, 2021
Assets
Interest earning assets
Loans(1)	$1,437,374	$27,105	$108,474	$1,572,953	$214,461	$1,787,414
Securities(2)	4,728,658	16,983	128,875	4,874,516	3,784,753	8,659,269
Interest earning deposits in other banks	5,175,472	—	1,265	5,176,737	3,016	5,179,753
Total earning assets	$11,341,504	$44,088	$238,614	$11,624,206	$4,002,230	$15,626,436
Liabilities
Interest bearing liabilities
Interest bearing deposits	$76,167	$—	$—	$76,167	$449	$76,616
Certificates of deposit	—	100	348	448	92	540
Total interest bearing deposits	76,167	100	348	76,615	541	77,156
Total interest bearing liabilities	$76,167	$100	$348	$76,615	$541	$77,156
Period gap	$11,265,337	$43,988	$238,266	$11,547,591	$4,001,689	$15,549,280
Cumulative gap	$11,265,337	$11,309,325	$11,547,591	$11,547,591	$15,549,280

Ratio of cumulative gap to total earning assets	72.09%	72.37%	73.90%	73.90%	99.51%
_______________________
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
The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2021.

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2021	(21.56)%	0.00%	59.71%	123.97%	189.23%
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
The following table illustrates the results of our EVE analysis as of December 31, 2021.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2021	(4.56)%	0.00%	1.44%	3.83%	4.19%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Silvergate Capital Corporation
La Jolla, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Silvergate Capital Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Crowe LLP

We have served as the Company's auditor since 2015.

Costa Mesa, California
February 28, 2022

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value and Per Share Amounts)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$208,193	$16,405
Interest earning deposits in other banks	5,179,753	2,945,682
Cash and cash equivalents	5,387,946	2,962,087
Securities available-for-sale, at fair value	8,625,259	939,015
Loans held-for-sale, at lower of cost or fair value	893,194	865,961
Loans held-for-investment, net of allowance for loan losses of $6,916 at December 31, 2021 and 2020	887,304	746,751
Federal home loan and federal reserve bank stock, at cost	34,010	14,851
Accrued interest receivable	40,370	8,698
Premises and equipment, net	3,008	2,072
Derivative assets	34,056	31,104
Other assets	100,348	15,696
Total assets	$16,005,495	$5,586,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$14,213,472	$5,133,579
Interest bearing accounts	77,156	114,447
Total deposits	14,290,628	5,248,026
Subordinated debentures, net	15,845	15,831
Accrued expenses and other liabilities	90,186	28,079
Total liabilities	14,396,659	5,291,936
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; $1,000 per share liquidation preference, 200 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	—
Class A common stock, $0.01 par value—authorized 125,000 shares; 30,403 and 18,770 shares issued and outstanding at December 31, 2021 and 2020, respectively	304	188
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; 0 and 64 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	1
Additional paid-in capital	1,421,592	129,726
Retained earnings	193,860	118,348
Accumulated other comprehensive (loss) income	(6,922)	46,036
Total shareholders’ equity	1,608,836	294,299
Total liabilities and shareholders’ equity	$16,005,495	$5,586,235
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020
Interest income
Loans, including fees	$68,619	$54,732
Taxable securities	36,094	17,465
Tax-exempt securities	17,301	5,062
Other interest earning assets	6,799	1,639
Dividends and other	1,581	692
Total interest income	130,394	79,590
Interest expense
Deposits	134	5,807
Federal home loan bank advances	—	336
Subordinated debentures and other	993	1,083
Total interest expense	1,127	7,226
Net interest income before provision for loan losses	129,267	72,364
Provision for loan losses	—	742
Net interest income after provision for loan losses	129,267	71,622
Noninterest income
Mortgage warehouse fee income	3,056	2,539
Deposit related fees	35,981	11,341
Gain on sale of securities, net	5,238	3,753
Gain on sale of loans, net	—	354
Gain on extinguishment of debt	—	925
Other income	981	265
Total noninterest income	45,256	19,177
Noninterest expense
Salaries and employee benefits	45,794	36,493
Occupancy and equipment	2,464	5,690
Communications and data processing	7,072	5,406
Professional services	9,776	4,460
Federal deposit insurance	13,537	1,172
Correspondent bank charges	2,515	1,533
Other loan expense	1,117	326
Other general and administrative	6,845	4,525
Total noninterest expense	89,120	59,605
Income before income taxes	85,403	31,194
Income tax expense	6,875	5,156
Net income	78,528	26,038
Dividends on preferred stock	3,016	—
Net income available to common shareholders	$75,512	$26,038
Basic earnings per common share	$2.95	$1.39
Diluted earnings per common share	$2.91	$1.36
Weighted average common shares outstanding:
Basic	25,582	18,691
Diluted	25,922	19,177
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2021	2020
Net income	$78,528	$26,038
Other comprehensive income (loss):
Change in net unrealized (loss) gain on available-for-sale securities	(48,731)	38,310
Less: Reclassification adjustment for net gain included in net income	(5,238)	(3,753)
Income tax effect	15,323	(9,670)
Unrealized (loss) gain on available-for-sale securities, net of tax	(38,646)	24,887
Change in net unrealized (loss) gain on derivative assets	(17,780)	22,186
Less: Reclassification adjustment for net gain included in net income	(2,046)	(1,713)
Income tax effect	5,514	(5,725)
Unrealized (loss) gain on derivative instruments, net of tax	(14,312)	14,748
Other comprehensive (loss) income	(52,958)	39,635
Total comprehensive income	$25,570	$65,673
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	—	$—	17,775,160	$178	892,836	$9	$132,138	$92,310	$6,401	$231,036
Total comprehensive income, net of tax	—	—	—	—	—	—	—	26,038	39,635	65,673
Conversion of Class B common stock to Class A common stock	—	—	828,639	8	(828,639)	(8)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	884	—	—	884
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	—	—	165,972	2	—	—	(3,296)	—	—	(3,294)
Balance at December 31, 2020	—	—	18,769,771	188	64,197	1	129,726	118,348	46,036	294,299
Total comprehensive income, net of tax	—	—	—	—	—	—	—	78,528	(52,958)	25,570
Dividends on preferred stock	—	—	—	—	—	—	—	(3,016)	—	(3,016)
Net proceeds from stock issuance	200,000	2	11,164,214	111	—	—	1,291,323	—	—	1,291,436
Conversion of Class B common stock to Class A common stock	—	—	64,197	1	(64,197)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,932	—	—	1,932
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	—	—	404,524	4	—	—	(1,389)	—	—	(1,385)
Balance at December 31, 2021	200,000	$2	30,402,706	$304	—	$—	$1,421,592	$193,860	$(6,922)	$1,608,836
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$78,528	$26,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,620	5,584
Amortization of securities premiums and discounts, net	55,003	3,890
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	604	825
Stock-based compensation	1,932	884
Provision for loan losses	—	742
Originations of loans held-for-sale	(12,655,625)	(7,728,152)
Proceeds from sales of loans held-for-sale	12,628,392	7,227,762
Other gains, net	(9,202)	(8,684)
Other, net	(174)	(70)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(93,948)	(6,779)
Accrued expenses and other liabilities	71,628	(1,354)
Net cash provided by (used in) operating activities	79,758	(479,314)
Cash flows from investing activities
Purchases of securities available-for-sale	(9,648,657)	(283,706)
Proceeds from sale of securities available-for-sale	1,465,506	216,355
Proceeds from paydowns and maturities of securities available-for-sale	381,354	58,769
Loan originations/purchases and payments, net	(141,157)	(109,442)
Proceeds from sale of loans held-for-sale previously classified as held-for-investment	—	36,400
Purchase of federal home loan and federal reserve bank stock, net	(19,160)	(4,587)
Purchase of premises and equipment	(1,922)	(916)
(Payments for) proceeds from derivative contracts, net	(19,494)	16,372
Other, net	(6)	173
Net cash used in investing activities	(7,983,536)	(70,582)
Cash flows from financing activities
Net change in noninterest bearing deposits	9,079,893	3,789,913
Net change in interest bearing deposits	(37,291)	(356,541)
Net change in federal home loan bank advances	—	(48,075)
Payments made on notes payable	—	(3,714)
Proceeds from common stock issuance, net	1,097,815	—
Proceeds from preferred stock issuance, net	193,621	—
Payments of preferred stock dividends	(3,016)	—
Proceeds from stock option exercise	1,923	41
Taxes paid related to net share settlement of equity awards	(3,308)	(3,335)
Other, net	—	90
Net cash provided by financing activities	10,329,637	3,378,379
Net increase in cash and cash equivalents	2,425,859	2,828,483
Cash and cash equivalents, beginning of period	2,962,087	133,604
Cash and cash equivalents, end of period	$5,387,946	$2,962,087
See accompanying notes to consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Year Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$1,164	$7,526
Income taxes paid, net	9,638	5,965
Supplemental noncash disclosures:
Loans held-for-investment transferred to loans held-for-sale	$—	$30,792
Loans held-for-sale transferred to loans held-for-investment	—	5,098
Loans transferred to other real estate owned	—	51
Right-of-use assets obtained in exchange for new operating lease liabilities	3,512	—
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
The Bank provides financial services that include commercial banking, mortgage warehouse lending, commercial business lending and real estate lending. In 2013, the Company began exploring the digital currency industry and has significantly expanded the product and services since that time to support the Company’s growing digital currency initiative, including the implementation of deposit and cash management services for the digital currency related businesses domestically and internationally. Correspondingly, the Company has significantly de-emphasized real estate lending and lending activities are focused on digital currency collateralized loans and mortgage warehouse loans.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting policies of the Company conform with Generally Accepted Accounting Principles (“GAAP”) and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest earning deposits in other banks, including federal funds sold. The Company maintains amounts due from Banks which exceed federally insured limits. The Company has not experienced any losses in such accounts. Net cash flows are reported for customer loan and deposit transactions. Interest earning deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits.
Securities
Management determines the appropriate classification of debt securities at the time of purchase. The fair values of securities available-for-sale and trading securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value, with unrealized gains or losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity in accumulated other comprehensive income.
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
The general component covers loans that are collectively evaluated for impairment and loans that are not individually identified for impairment evaluation. The general component is based on historical loss experience adjusted for current factors and includes actual loss history experienced for the preceding rolling twelve-year period or less, if twelve years of data is not available. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment using a qualitative scorecard model. Qualitative adjustments to historic loss rates are made for each portfolio segment based on the following factors: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. The range of qualitative adjustments applied to each portfolio segment is based on management’s evaluation of risk factors applied to historic loan and net-charge-off experience for peer data as reported in the call report for each specific loan portfolio segment. For the commercial and industrial loan segment a different methodology is used to estimate the allowance based on qualitative adjustments only, primarily trends in collateral, changes in nature and volume of the portfolio, concentration risk and external factors, due to the lack of historical loss rates and peer data available for that portfolio segment.
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
The majority of the Company's revenues are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and derivatives and investment securities, as these activities are subject to other applicable GAAP. Revenue streams within the scope of and accounted under ASC 606 include service charges and fees on deposit accounts, fees from other services the Company provides its customers, such as mortgage warehouse fee income and foreign exchange fee income and gains and losses from the sale of property, premises and equipment. These revenue streams are presented in the Company's consolidated statements of operations as components of noninterest income.
Service charges on deposit accounts and other service fee income consist of periodic service charges on deposit accounts and transaction based fees such as those related to wire transfer fees, ACH fees, stop payment fees, insufficient funds fees, foreign exchange fee income and mortgage warehouse fees. Performance obligations for periodic service charges are typically short-term in nature, can be canceled anytime by the customer or the Company and are generally satisfied over a monthly period, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligation beyond the completion of the service or transaction. Periodic service charges are generally collected directly from a customer’s deposit account on a monthly basis, at the end of a statement cycle, while transaction-based service charges are typically collected and earned at the time of or soon after the service is performed.
Other revenue streams that may be applicable to the Company include gains and losses from the sale of non-financial assets such as property, premises and equipment. The Company accounts for these revenue streams in accordance with ASC 610-20, which requires the Company to refer to guidance in ASC 606 in the application of certain measurement and recognition concepts. The Company records gains and losses on the sale of non-financial assets when control of the asset has been surrendered to the buyer, which generally occurs at a specific point in time.
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

Recently Issued Accounting Pronouncements Not Yet Effective
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (or “ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, as of the ASU 2019-10 effective date, such as the Company to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively and for existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company operationalized an initial CECL model during the second quarter of 2019 and is running this preliminary CECL model alongside the existing incurred loss methodology. The Company intends to continue to refine and run the model until the expected adoption date on January 1, 2023. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures.
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

Note 2—Securities
The fair value of available-for-sale securities and their related gross unrealized gains and losses at the dates indicated are as follows:

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2021
U.S. agency securities - excluding mortgage-backed securities	$1,177,452	$7,320	$(6,005)	$1,178,767
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,428,365	130	(14,378)	1,414,117
Government agency collateralized mortgage obligation	1,659,125	1,617	(15,739)	1,645,003
Private-label collateralized mortgage obligation	1,425	19	(11)	1,433
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1,106,680	1,886	(4,962)	1,103,604
Government agency collateralized mortgage obligation	212,266	19	(1,370)	210,915
Private-label collateralized mortgage obligation	144,204	227	(797)	143,634
Municipal bonds:
Tax-exempt	2,272,794	33,153	(8,210)	2,297,737
Taxable	403,279	341	(6,016)	397,604
Asset backed securities:
Government sponsored student loan pools	233,374	97	(1,026)	232,445
	$8,638,964	$44,809	$(58,514)	$8,625,259

	Available-for-sale securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,701	$18	$(55)	$5,664
Government agency collateralized mortgage obligation	197,978	371	(298)	198,051
Private-label collateralized mortgage obligation	20,544	399	(256)	20,687
Commercial mortgage-backed securities:
Private-label collateralized mortgage obligation	164,214	18,322	—	182,536
Municipal bonds:
Tax-exempt	246,159	24,200	—	270,359
Taxable	15,307	695	—	16,002
Asset backed securities:
Government sponsored student loan pools	248,848	17	(3,149)	245,716
	$898,751	$44,022	$(3,758)	$939,015
There were no investment securities pledged for borrowings or for other purposes as required or permitted by law as of December 31, 2021 and 2020.

Securities with unrealized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2021
U.S. agency securities - excluding mortgage-backed securities	$761,711	$(6,005)	$—	$—	$761,711	$(6,005)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,357,080	(14,378)	70	—	1,357,150	(14,378)
Government agency collateralized mortgage obligation	1,513,388	(15,732)	650	(7)	1,514,038	(15,739)
Private-label collateralized mortgage obligation	—	—	433	(11)	433	(11)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	435,055	(4,962)	—	—	435,055	(4,962)
Government agency collateralized mortgage obligation	189,397	(1,370)	—	—	189,397	(1,370)
Private-label collateralized mortgage obligation	98,173	(656)	6,791	(141)	104,964	(797)
Municipal bonds:
Tax-exempt	1,025,689	(8,210)	—	—	1,025,689	(8,210)
Taxable	339,041	(6,016)	—	—	339,041	(6,016)
Asset backed securities:
Government sponsored student loan pools	168,204	(803)	32,783	(223)	200,987	(1,026)
	$5,887,738	$(58,132)	$40,727	$(382)	$5,928,465	$(58,514)

	Available-for-sale securities
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
December 31, 2020
Residential mortgage-backed securities:
Government agency mortgage-backed securities	$5,165	$(55)	$—	$—	$5,165	$(55)
Government agency collateralized mortgage obligation	120,912	(172)	56,976	(126)	177,888	(298)
Private-label collateralized mortgage obligation	290	(7)	9,950	(249)	10,240	(256)
Asset backed securities:
Government sponsored student loan pools	—	—	240,825	(3,149)	240,825	(3,149)
	$126,367	$(234)	$307,751	$(3,524)	$434,118	$(3,758)
As indicated in the tables above, as of December 31, 2021, the Company’s investment securities had gross unrealized losses totaling approximately $58.5 million, compared to approximately $3.8 million at December 31, 2020. The Company analyzes all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at December 31, 2021 or December 31, 2020. Management continues to expect to recover the adjusted amortized cost basis of these bonds.
As of December 31, 2021, the Company had 323 securities whose estimated fair value declined 0.98% from the Company’s amortized cost; at December 31, 2020, the Company had 30 securities whose estimated fair value declined 0.86% from the Company’s amortized cost. These unrealized losses on securities are primarily due to widening of credit spreads or changes in market interest rates since their purchase dates. Current unrealized losses are expected to recover as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
For the year ended December 31, 2021 the Company received $1.5 billion in proceeds, recognized $15.9 million in gains and $10.6 million in losses on sales of available for sale securities. For the year ended December 31, 2020 the Company received $216.4 million in proceeds, recognized $4.7 million in gains and $0.9 million in losses on sales of securities. The tax expense related to the net realized gains and losses were $1.5 million and $1.3 million for the years ended December 31, 2021 and 2020 respectively.
There were no credit losses associated with our securities portfolio recognized in earnings for the years ended December 31, 2021 and 2020.
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

	December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$—	$—	$—	$—
After one year through five years	2,243	2,170	—	—
After five years through ten years	1,406,395	1,401,733	14,021	15,694
After ten years	7,230,326	7,221,356	884,730	923,321
Total	$8,638,964	$8,625,259	$898,751	$939,015
Note 3—Loans
The following disclosure reports the Company’s loan portfolio segments and classes. Segments are groupings of similar loans at a level in which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:
Real estate. Real estate loans include loans for which the Company holds one-to-four family, multi-family, commercial and construction real property as collateral. One-to-four family real estate loans primarily consist of non-qualified single-family residential mortgage loans and purchases of loan pools. Multi-family real estate loans have been offered for the purchase or refinancing of apartment properties located primarily in the Southern California market area. Commercial real estate lending activity has historically been primarily focused on investor properties that are owned by customers with a current banking relationship. The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans also may be adversely affected by conditions in the real estate markets or in the general economy.
Commercial and industrial. Commercial and industrial loans consist of U.S. dollar denominated loans to businesses that are collateralized almost exclusively by bitcoin or U.S. dollars, also known as our core lending product, SEN Leverage. Commercial and industrial loans may also consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risks may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Borrowers accessing SEN Leverage provide bitcoin or U.S. dollars as collateral in an amount greater than the line of credit eligible to be advanced. The Bank works with regulated digital currency exchanges and other indirect lenders, as the case may be, to both act as its collateral custodian for such loans, and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. At no time does the Bank directly hold the pledged bitcoin digital currency. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise. The outstanding balance of gross SEN Leverage loans was $335.9 million and $77.2 million at December 31, 2021 and 2020, respectively.
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
Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding primarily for single-family residential mortgage loans originated by mortgage bankers or other lenders. The Company holds legal title to such loans from the date they are funded by the Company until the loans are sold to secondary market investors pursuant to pre-existing take out commitments, generally within a few weeks of origination, with loan sale proceeds applied to pay down Company funding. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. At December 31, 2021 and 2020, gross mortgage warehouse loans were approximately $1.1 billion and $963.9 million, respectively.
A summary of loans as of the periods presented are as follows:

	December 31,
	2021	2020

	(Dollars in thousands)
Real estate loans:
One-to-four family	$105,098	$187,855
Multi-family	56,751	77,126
Commercial	210,136	301,901
Construction	7,573	6,272
Commercial and industrial	335,862	78,909
Reverse mortgage and other	1,410	1,495
Mortgage warehouse	177,115	97,903
Total gross loans held-for-investment	893,945	751,461
Deferred fees, net	275	2,206
Total loans held-for-investment	894,220	753,667
Allowance for loan losses	(6,916)	(6,916)
Total loans held-for-investment, net	$887,304	$746,751
Total loans held-for-sale(1)	$893,194	$865,961
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented
At December 31, 2021 and 2020, approximately $381.0 million and $574.5 million, respectively, of the Company’s gross loans held-for-investment was collateralized by various forms of real estate, primarily located in California. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. At December 31, 2021 and 2020, approximately $335.9 million and $77.2 million, respectively, of the Company’s gross loans held-for-investment was collateralized primarily by bitcoin and U.S. dollars. The loan to value ratio of these loans fluctuates in relation to value of bitcoin held as collateral, which may be volatile and there is no assurance that customers will be able to timely provide additional collateral under these loans in a scenario where the value of the bitcoin drops precipitously. The Company monitors and manages concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics.
Recorded investment in loans excludes accrued interest receivable due to immateriality. Accrued interest on loans held-for-investment totaled approximately $3.3 million and $2.7 million at December 31, 2021 and 2020, respectively.

Allowance for Loan Losses
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Year Ended December 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(222)	(196)	207	186	(365)	(27)	417	—
Balance, December 31, 2021	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916

	December 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$29	$—	$—	$—	$—	$—	$—	$29
General portfolio allocation	994	682	2,017	776	1,566	12	840	6,887
Total allowance for loan losses	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916
Loans evaluated for impairment:
Specifically evaluated	$4,229	$—	$1,956	$—	$—	$923	$—	$7,108
Collectively evaluated	101,609	56,855	208,170	7,502	335,362	499	177,115	887,112
Total loans held-for-investment	$105,838	$56,855	$210,126	$7,502	$335,362	$1,422	$177,115	$894,220

	Year Ended December 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2019	$2,051	$653	$2,791	$96	$312	$38	$250	$6,191
Charge-offs	(17)	—	—	—	—	—	—	(17)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(789)	225	(981)	494	1,619	1	173	742
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916

	December 31, 2020
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$11	$—	$—	$—	$—	$29	$—	$40
General portfolio allocation	1,234	878	1,810	590	1,931	10	423	6,876
Total allowance for loan losses	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Loans evaluated for impairment:
Specifically evaluated	$5,795	$—	$9,713	$—	$274	$879	$—	$16,661
Collectively evaluated	184,405	77,288	292,367	6,137	78,275	631	97,903	737,006
Total loans held-for-investment	$190,200	$77,288	$302,080	$6,137	$78,549	$1,510	$97,903	$753,667

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the year then ended:

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,616	$3,927	$—	$5,719	$303
Commercial	1,955	1,956	—	7,906	477
Commercial and industrial	—	—	—	182	15
Reverse mortgage and other	914	923	—	825	—
	7,485	6,806	—	14,632	795
With an allowance recorded:
Real estate loans:
One-to-four family	323	302	29	258	12
Reverse mortgage and other	—	—	—	65	—
	323	302	29	323	12
Total impaired loans	$7,808	$7,108	$29	$14,955	$807

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,432	$5,730	$—	$3,748	$215
Commercial	9,723	9,713	—	4,620	522
Commercial and industrial	274	274	—	1,680	25
Reverse mortgage and other	523	531	—	516	—
	16,952	16,248	—	10,564	762
With an allowance recorded:
Real estate loans:
One-to-four family	64	65	11	65	5
Reverse mortgage and other	346	348	29	342	—
	410	413	40	407	5
Total impaired loans	$17,362	$16,661	$40	$10,971	$767
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

The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,176	$—	$2,985	$4,161	$101,677	$105,838	$3,080	$—
Multi-family	—	—	—	—	56,855	56,855	—	—
Commercial	—	—	—	—	210,126	210,126	—	—
Construction	—	—	—	—	7,502	7,502	—	—
Commercial and industrial	—	—	—	—	335,362	335,362	—	—
Reverse mortgage and other	—	—	—	—	1,422	1,422	923	—
Mortgage warehouse	—	—	—	—	177,115	177,115	—	—
Total loans held-for-investment	$1,176	$—	$2,985	$4,161	$890,059	$894,220	$4,003	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,006	$26	$3,866	$4,898	$185,302	$190,200	$4,105	$—
Multi-family	206	—	—	206	77,082	77,288	—	—
Commercial	—	—	—	—	302,080	302,080	—	—
Construction	—	—	—	—	6,137	6,137	—	—
Commercial and industrial	—	—	—	—	78,549	78,549	—	—
Reverse mortgage and other	—	—	—	—	1,510	1,510	879	—
Mortgage warehouse	—	—	—	—	97,903	97,903	—	—
Total loans held-for-investment	$1,212	$26	$3,866	$5,104	$748,563	$753,667	$4,984	$—
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
As of December 31, 2021 and 2020, the Company had a recorded investment in TDRs of $1.7 million and $1.5 million, respectively. The Company has allocated $29,000 of specific allowance for those loans at December 31, 2021 and $11,000 at December 31, 2020. The Company has not committed to advance additional amounts on these TDRs. No loans were modified as TDRs during the year ended December 31, 2020.

Modifications of loans classified as TDRs during the periods presented, are as follows:

	Year Ended December 31, 2021
	Number of Loans	Pre- Modifications Outstanding Recorded Investment	Post- Modifications Outstanding Recorded Investment

	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One-to-four family	2	$547	$590
The TDR’s described above increased the allowance for loan losses by $19,000 and had no impact to charge-offs during the year ended December 31, 2021.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the year ended December 31, 2021 or 2020. There was no provision for loan loss or charge offs for TDR’s that subsequently defaulted during the year ended December 31, 2021 or 2020.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2020
Real estate loans:
One-to-four family	$182,760	$3,335	$4,105	$—	$190,200
Multi-family	77,288	—	—	—	77,288
Commercial	288,471	5,854	7,755	—	302,080
Construction	6,137	—	—	—	6,137
Commercial and industrial	78,275	—	274	—	78,549
Reverse mortgage and other	631	—	879	—	1,510
Mortgage warehouse	97,903	—	—	—	97,903
Total loans held-for-investment	$731,465	$9,189	$13,013	$—	$753,667
Purchases and Sales
The following table presents loans held-for-investment purchased and/or sold during the year by portfolio segment:

	December 31,
	2021		2020
	Purchases	Sales	Purchases	Sales

	(Dollars in thousands)
Real estate loans:
One-to-four family	$—	$—	$89,873	$—
Multi-family	1,040	—	—	—
	$1,040	$—	$89,873	$—
Related Party Loans
The Company had related-party loans with an outstanding balance of $7.7 million and $5.0 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company advanced $5.3 million of related party loans and received $2.7 million in principal payments. During the year ended December 31, 2020, the Company advanced $0.5 million of related party loans and received $0.1 million in principal payments.

Note 4—Premises and Equipment, Net
Year-end premises and equipment were as follows:

	December 31,
	2021	2020

	(Dollars in thousands)
Equipment, furniture, and software	$8,286	$6,381
Leasehold improvements	1,372	1,372
	9,658	7,753
Accumulated depreciation and amortization	(6,650)	(5,681)
Total premises and equipment, net	$3,008	$2,072
Depreciation expense was $1.0 million and $2.1 million for years ended December 31, 2021 and 2020, respectively. Depreciation expense during the year ended December 31, 2020, included $0.9 million related to disposal of furniture, equipment and leasehold improvements no longer in use.
Operating leases
The Company leases all of its office facilities under operating lease arrangements. Leases are typically payable in monthly installments with original lease terms ranging from 12 to 84 months and may contain renewal options. The leases provide that the Company pays real estate taxes, insurance, and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. In the fourth quarter of 2020, the Company consolidated its branch and headquarters offices into one floor and recorded an impairment of the right-of-use assets no longer in use.
Supplemental balance sheet information related to leases were as follows:

		December 31,
		2021	2020

		(Dollars in thousands)
Operating leases	Balance Sheet Classification
Right-of-use assets	Other assets	$4,457	$1,799
Lease liabilities	Accrued expenses and other liabilities	5,233	3,376
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term	4.7 years	2.0 years
Weighted-average discount rate	4.70%	4.21%
The components of lease expense for the periods presented were as follows:

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Operating lease costs(1)	$973	$2,943
Short-term lease costs(2)	40	102
Variable lease costs	39	77
Less: Sublease income	(201)	(155)
Total lease costs	$851	$2,967
________________________
(1)Includes a $1.4 million impairment charge related to leased office space no longer in use for the year ended December 31, 2020.
(2)Short-term lease costs are for leases with a term of one year or less including terms of one month or less per accounting policy election.

Maturities of lease liabilities were as follows:

December 31, 2021
Operating leases	(Dollars in thousands)
2022	$1,513
2023	991
2024	815
2025	820
2026	857
Thereafter	741
Total lease payments	5,737
Less: imputed lease interest	(504)
Total lease liabilities	$5,233
As of December 31, 2021 and 2020, the Company had no additional operating lease commitments for office facilities that have not yet commenced. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.
Note 5—Deposits
The following table presents the composition of our deposits as of the dates presented:

	December 31,
	2021	2020

	(Dollars in thousands)
Noninterest bearing demand accounts	$14,213,472	$5,133,579
Interest bearing accounts:
Interest bearing demand accounts	7,455	42,143
Money market and savings accounts	69,161	71,460
Certificates of deposit	540	844
Interest bearing accounts	77,156	114,447
Total deposits	$14,290,628	$5,248,026
Certificates of deposit at December 31, 2021, are scheduled to mature as follows:

Amount
Year Ended December 31,	(Dollars in thousands)
2022	$448
2023	39
2024	53
Thereafter	—
Total	$540
There were no certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2021 or 2020.
Deposits from officers, directors, and affiliates at December 31, 2021 and 2020, were approximately $0.5 million and $1.2 million, respectively.
The Bank’s 10 largest depositors accounted for $6.5 billion in deposits, or approximately 45.3% of total deposits at December 31, 2021 compared to $2.5 billion in deposits, or approximately 47.5% of total deposits at December 31, 2020, substantially all of which are customers operating in the digital currency industry. Deposits from digital currency exchanges represent approximately 58.0% of the Bank’s total deposits and are held by approximately 94 exchanges at December 31, 2021 compared to 47.2% of total deposits, held by 76 exchanges at December 31, 2020.

Note 6—FHLB Advances and Other Borrowings
FHLB Advances
FHLB advances or borrowing capacity can be secured with eligible collateral consisting of qualifying real estate loans or certain securities. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements, and as of December 31, 2021 and 2020, were limited in the aggregate to 35% of the Bank’s total assets. Loans with carrying values of approximately $1.4 billion and $1.5 billion were pledged to the FHLB as of December 31, 2021 and 2020, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $973.9 million and $893.0 million as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, there were no FHLB advances outstanding.
FRB Advances
The Bank is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $6.0 million and $6.3 million were pledged to the FRB at December 31, 2021 and 2020, respectively. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was $5.2 million as of December 31, 2021. At December 31, 2021 and 2020, there were no FRB advances outstanding.
Federal Funds Purchased
The Bank may borrow up to an aggregate $108.0 million, overnight on an unsecured basis from two of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Bank’s credit profile. As of December 31, 2021 and 2020, the Company had no outstanding balance of federal funds purchased.
Note 7—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At December 31, 2021, the interest rate for the Company’s next scheduled payment was 3.91%, based on six-month LIBOR of 0.16%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At December 31, 2021, the interest rate for the Company’s next scheduled payment was 2.05%, based on three-month LIBOR of 0.20%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
The outstanding balance of the subordinated debentures was $15.8 million, net of $0.1 million unamortized debt issuance cost as of December 31, 2021 and 2020.
Note 8—Derivative and Hedging Activities
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
Interest rate swaps. In 2020, the Company entered into two pay-fixed/receive floating rate interest rate swaps (the “Swap Agreements”) for a notional amount of $14.3 million that were designated as fair value hedges of certain available-for-sale securities. The Swap Agreements were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. In October 2021, the Company sold the swaps and related securities, which resulted in a gain of $0.9 million related to the swaps to be recognized immediately. The gain was recorded in other noninterest income on the statement of operations. The Swap Agreements were based on three-month LIBOR and had original expiration dates in 2030 and 2031.
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

	December 31,
	2021		2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$18,992	Derivative assets	$30,766
Cash flow hedge interest rate cap	Derivative assets	—	Derivative assets	—
Fair value hedge interest rate swap	Derivative assets	—	Derivative assets	338
Fair value hedge interest rate cap	Derivative assets	15,064	Derivative assets	—
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$697,437	$15,367	$—	$(278)
The following table summarizes the effects of derivatives in cash flow and fair value hedging relationships designated as hedging instruments on the Company’s OCI and consolidated statements of operations for the periods presented:

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Year Ended December 31,
	2021	2020		2021	2020

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(1,483)	$6,167	Interest income - Other interest earning assets	$560	$745
Cash flow hedge interest rate floor	(5,931)	17,949	Interest income - Taxable securities	4,303	2,910
Cash flow hedge interest rate cap	—	(297)	Interest expense - Subordinated debentures	(402)	(309)
Fair value hedge interest rate cap(1)	(7,951)	—
_______________________
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in other comprehensive income.
The Company estimates that approximately $4.1 million of net derivative gain for cash flow hedges included in OCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.

The following table presents the effect of fair value hedge accounting on the Company’s consolidated statements of operations for the periods presented.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Year Ended December 31,
	2021		2020
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$36,094	$17,301	$17,465	$5,062
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$(626)	$—	$(390)	$—
Derivatives designated as hedging instruments	515	—	355	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(1,729)	—	—
Note 9—Income Taxes
Income tax expense consists of the following for the periods presented:

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Current provision
Federal	$3,556	$3,441
State	4,391	2,121
	7,947	5,562
Federal deferred tax benefit	(614)	(286)
State deferred tax benefit	(458)	(120)
	(1,072)	(406)
Income tax expense	$6,875	$5,156
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented is as follows:

	Year Ended December 31,
	2021		2020
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$17,935	21.0%	$6,551	21.0%
State tax, net of federal benefit	3,208	3.8%	1,687	5.4%
Tax credits	(409)	(0.5)%	(290)	(0.9)%
Tax-exempt income, net	(3,998)	(4.7)%	(1,063)	(3.4)%
Excess tax benefit from stock-based compensation	(9,846)	(11.5)%	(1,681)	(5.4)%
Other items, net	(15)	0.0%	(48)	(0.2)%
Actual tax expense	$6,875	8.1%	$5,156	16.5%
Income tax expense was $6.9 million for the year ended December 31, 2021 compared to $5.2 million for the year ended December 31, 2020. The increase was primarily related to increased pre-tax income offset by a lower effective tax rate. The effective tax rates for the years ended December 31, 2021 and 2020 were 8.1% and 16.5%, respectively. The decrease in the effective rate from 2020 to 2021 was primarily related to excess tax benefit from stock-based compensation and tax-exempt income earned on certain municipal bonds.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities included in other assets are as follows:

	December 31,
	2021	2020

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$2,027	$1,941
Securities available-for-sale	4,016	—
Accrued vacation pay	633	448
Accrued bonus	402	301
State taxes	660	423
Operating lease liabilities	1,534	948
Other	987	279
Deferred tax assets	10,259	4,340
Deferred tax liabilities
Basis difference in fixed assets	(546)	(271)
Securities available-for-sale	—	(11,301)
Derivatives	(1,147)	(6,665)
Operating lease right-of-use assets	(1,307)	(505)
Other	(766)	(1,012)
Deferred tax liabilities	(3,766)	(19,754)
Deferred tax asset (liability), net	$6,493	$(15,414)
The net deferred tax assets are recorded in “Other assets” in the Company’s consolidated statements of financial condition for the year ended December 31, 2021. The net deferred tax liabilities are recorded in “Accrued expenses and other liabilities” in the Company’s consolidated statements of financial condition for the year ended December 31, 2020.
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. Based on this evaluation, management has concluded that deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance is required at December 31, 2021 and 2020.
The Company has no unrecognizable tax benefits recorded at December 31, 2021 and 2020 and does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. Additionally, the Company had no material interest or penalties paid or accrued related to income taxes reported in the income statement for the years ended December 31, 2021 and 2020.
The Company and its subsidiary are subject to U.S. federal income taxes as well as income taxes of various other state income taxes. The 2018 through 2021 tax years remain subject to examination by federal tax authorities, and generally, 2017 through 2021 tax years remain subject to examination by various state tax authorities.
Note 10—Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $0.6 million and $0.1 million at December 31, 2021 and 2020, respectively.

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	December 31,
	2021	2020

	(Dollars in thousands)
Unfunded lines of credit	$248,092	$49,487
Letters of credit	484	133
Total credit extension commitments	$248,576	$49,620
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
Note 11—Stock-based Compensation
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
Total stock-based compensation expense was $1.9 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. The total income tax benefit was $13.6 million and $2.2 million, for the years ended December 31, 2021 and 2020, respectively.
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
The fair value of the option grants for the years ended December 31, 2021 and 2020 and were estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions presented below:

	Year Ended December 31,
	2021	2020
Weighted-average assumptions used:
Risk-free interest rate	0.95%	1.45%
Expected term	6.0 years	6.2 years
Expected stock price volatility	42.44%	30.88%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value	$52.78	$4.93
A summary of stock option activity as of December 31, 2021 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	595,303	$8.01
Granted	18,585	127.56
Exercised	(414,602)	5.39
Forfeited or expired	(8,095)	16.09
Outstanding at December 31, 2021	191,191	$24.97	7.1 years	$23,561
Exercisable at December 31, 2021	94,434	$12.16	6.1 years	$12,847
Vested or Expected to Vest at December 31, 2021	182,372	$24.73	7.1 years	$22,518
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the book value of the Company’s common stock as of the reporting date. The intrinsic value of options exercised was approximately $43.0 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively. The tax benefit from option exercises was approximately $12.5 million and $2.1 million, for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, there was $1.0 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest over one to four years from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.
A summary of the status of the Company’s nonvested restricted stock unit awards as of December 31, 2021, and changes during the year then ended, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	58,690	$15.61
Granted	31,788	121.61
Vested	(29,499)	15.17
Forfeited	(4,108)	50.91
Nonvested at December 31, 2021	56,871	$72.53

At December 31, 2021, there was approximately $2.6 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of awards vested during the years ended December 31, 2021 and 2020 was $0.4 million and $0.5 million, respectively.
Note 12—Employee Benefit Plan
The Company has a 401(k) plan in which approximately 93% of all employees participate. Employees may contribute a percentage of their compensation subject to certain limits based on Federal tax laws. During the years ended December 31, 2021 and 2020, the Company made an elective matching contribution up to 50% of deferrals to a maximum of the first 5% of the employee’s compensation contributed to the plan. Additionally, the Company had the option to make an elective annual discretionary contribution as determined annually by management. For the years ended December 31, 2021 and 2020, total expense attributed to the plan amounted to approximately $0.6 million and $0.5 million, respectively.
Note 13—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Inclusive of the fully phased-in capital conservation buffer, the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio minimums are 7.00%, 8.50% and 10.50%, respectively. The net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes as of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.
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

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2021 and 2020, are presented in the following tables:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
The Company
Tier 1 leverage ratio	$263,763	8.29%	$127,338	4.00%	N/A	N/A
Common equity tier 1 capital ratio	248,263	21.53%	51,882	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	263,763	22.88%	69,176	6.00%	N/A	N/A
Total risk-based capital ratio	270,803	23.49%	92,234	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	261,791	8.22%	127,344	4.00%	$159,180	5.00%
Common equity tier 1 capital ratio	261,791	22.71%	51,869	4.50%	74,923	6.50%
Tier 1 risk-based capital ratio	261,791	22.71%	69,159	6.00%	92,212	8.00%
Total risk-based capital ratio	268,831	23.32%	92,212	8.00%	115,265	10.00%
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
Note 14—Fair Value
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
Financial Instruments Required To Be Carried At Fair Value
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Securities. The fair values of securities available-for-sale and trading securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, which values debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
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

The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value for the periods presented.
As of December 31, 2021 and 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Assets
Securities available-for-sale	$—	$8,625,259	$—	$8,625,259
Derivative assets	—	34,056	—	34,056
	$—	$8,659,315	$—	$8,659,315

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Assets
Securities available-for-sale	$—	$939,015	$—	$939,015
Derivative assets	—	31,104	—	31,104
	$—	$970,119	$—	$970,119
There were no assets measured at fair value on a nonrecurring basis as of December 31, 2021. As of December 31, 2020 assets measured at fair value on a non-recurring basis are summarized as follows:

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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Financial assets:
Cash and due from banks	$208,193	$208,193	$—	$—	$208,193
Interest earning deposits	5,179,753	5,179,753	—	—	5,179,753
Loans held-for-sale	893,194	—	893,194	—	893,194
Loans held-for-investment, net	887,304	—	—	891,166	891,166
Accrued interest receivable	40,370	41	8,980	31,349	40,370
Financial liabilities:
Deposits	$14,290,628	$—	$14,167,200	$—	$14,167,200
Subordinated debentures, net	15,845	—	15,646	—	15,646
Accrued interest payable	223	—	223	—	223

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$16,405	$16,405	$—	$—	$16,405
Interest earning deposits	2,945,682	2,945,682	—	—	2,945,682
Loans held-for-sale	865,961	—	865,961	—	865,961
Loans held-for-investment, net	746,751	—	—	751,165	751,165
Accrued interest receivable	8,698	8	2,630	6,060	8,698
Financial liabilities:
Deposits	$5,248,026	$—	$5,458,900	$—	$5,458,900
Subordinated debentures, net	15,831	—	15,231	—	15,231
Accrued interest payable	260	—	260	—	260

Note 15—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Year Ended December 31,
	2021	2020

	(Dollars in thousands, except per share data)
Basic
Net income	$78,528	$26,038
Less: Dividends paid to preferred shareholders	3,016	—
Net income available to common shareholders	$75,512	$26,038
Weighted average common shares outstanding	25,582	18,691
Basic earnings per common share	$2.95	$1.39
Diluted
Net income available to common shareholders	$75,512	$26,038
Weighted average common shares outstanding for basic earnings per common share	25,582	18,691
Add: Dilutive effects of stock-based awards	340	486
Average shares and dilutive potential common shares	25,922	19,177
Dilutive earnings per common share	$2.91	$1.36
Stock-based awards for 33,000 and 160,000 shares of common stock were not considered in computing diluted earnings per share for the years ended December 31, 2021 and 2020, respectively, because they were anti-dilutive.
Note 16—Shareholders’ Equity
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
Preferred Stock Dividend
On October 14, 2021, the Company’s Board of Directors declared the first quarterly dividend payment of $15.08 per share, equivalent to $0.377 per depositary share, on its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, for the period covering August 4, 2021 through November 14, 2021 for a total dividend of $3.0 million. The depositary shares representing the Series A Preferred Stock are traded on the New York Stock Exchange under the symbol “SI PRA.” The dividend was paid on November 15, 2021 to shareholders of record of the preferred stock as of October 29, 2021.

Common Stock
Class A Voting Common Stock. Each holder of Class A Common Stock is entitled to one vote for each share on all matters submitted to a vote of shareholders, except as otherwise required by law and subject to the rights and preferences of the holders of any outstanding shares of our preferred stock. The members of the Company’s board of directors are elected by a plurality of the votes cast. The Company’s Articles expressly prohibit cumulative voting.
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
On December 9, 2021, the Company completed its underwritten public offering of 3,806,895 shares of Class A common stock at a price of $145.00 per share, including 496,551 shares of Class A common stock upon the exercise in full by the underwriters of their option to purchase additional shares. The aggregate gross proceeds of the offering were $552.0 million and net proceeds to the Company were $530.3 million after deducting underwriting discounts and offering expenses.
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
The following table shows for the years ended December 31, 2021 and 2020, changes in the balances of each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains/ (Losses) on Available-for- Sale Securities	Derivative Asset/(Liability)	Accumulated Other Comprehensive Income/(Loss)

	(Dollars in thousands)
Beginning balance, January 1, 2020	$4,071	$2,330	$6,401
Current period other comprehensive income before reclassification	27,566	15,932	43,498
Amounts reclassified from accumulated other comprehensive income	(2,679)	(1,184)	(3,863)
Ending balance, December 31, 2020	28,958	17,078	46,036
Current period other comprehensive income before reclassification	(34,896)	(12,847)	(47,743)
Amounts reclassified from accumulated other comprehensive income	(3,750)	(1,465)	(5,215)
Ending balance, December 31, 2021	$(9,688)	$2,766	$(6,922)

Note 17—Parent Company Financial Information
Condensed financial information for the Corporation (parent company only) is as follows:

Statements of Financial Condition

	December 31,
	2021	2020

	(Dollars in thousands)
ASSETS
Cash and due from banks	$84,736	$1,991
Investments in subsidiaries	1,540,392	308,740
Other assets	245	236
Total assets	$1,625,373	$310,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures, net	$15,845	$15,831
Accrued expenses and other liabilities	692	837
Total liabilities	16,537	16,668
Commitments and contingencies
Preferred stock	2	—
Class A common stock	304	188
Class B non-voting common stock	—	1
Additional paid-in capital	1,421,592	129,726
Retained earnings	193,860	118,348
Accumulated other comprehensive (loss) income	(6,922)	46,036
Total shareholders’ equity	1,608,836	294,299
Total liabilities and shareholders’ equity	$1,625,373	$310,967

Statements of Operations

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Total interest income	$17	$22
Interest expense
Subordinated debentures and other	993	1,083
Total interest expense	993	1,083
Net interest expense	(976)	(1,061)
Noninterest expense
Salaries and employee benefits	1,219	1,071
Occupancy and equipment	102	102
Communications and data processing	174	176
Professional services	1,905	1,104
Correspondent bank charges	—	1
Other general and administrative	429	280
Total noninterest expense	3,829	2,734
Loss before income taxes and equity in undistributed earnings of subsidiaries	(4,805)	(3,795)
Income tax benefit	(1,362)	(1,032)
Equity in undistributed earnings of subsidiaries	81,971	28,801
Net income	78,528	26,038
Dividends on preferred stock	(3,016)	—
Net income available to common shareholders	$75,512	$26,038

Statements of Cash Flows

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Cash flows from operating activities
Net income	$78,528	$26,038
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(81,971)	(28,801)
Other, net	333	323
Changes in operating assets and liabilities:
Other assets	(35)	187
Accrued expenses and other liabilities	(145)	(424)
Net cash used in operating activities	(3,290)	(2,677)
Cash flows from investing activities
Investments in subsidiaries	(1,201,000)	(7,500)
Net cash used in investing activities	(1,201,000)	(7,500)
Cash flows from financing activities
Payments made on notes payable	—	(3,714)
Proceeds from common stock issuance, net	1,097,815	—
Proceeds from preferred stock issuance, net	193,621	—
Payments of preferred stock dividends	(3,016)	—
Proceeds from stock option exercise	1,923	41
Taxes paid related to net share settlement of equity awards	(3,308)	(3,335)
Other, net	—	90
Net cash provided by (used in) financing activities	1,287,035	(6,918)
Net increase (decrease) in cash and cash equivalents	82,745	(17,095)
Cash and cash equivalents, beginning of year	1,991	19,086
Cash and cash equivalents, end of year	$84,736	$1,991
Note 18—Subsequent Events
Preferred Stock Dividend
On January 14, 2022, the Company’s Board of Directors declared a quarterly dividend payment of $13.44 per share, equivalent to $0.336 per depositary share, on its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, for the period covering November 15, 2021 through February 14, 2022 for a total dividend of $2.7 million. The depositary shares representing the Series A Preferred Stock are traded on the New York Stock Exchange under the symbol “SI PRA.” The dividend was paid on February 15, 2022 to shareholders of record of the preferred stock as of January 31, 2022.
Asset Purchase and Issuance of Common Stock
On January 31, 2022 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) under which it acquired from the Libra Association, Diem Networks US HoldCo, Inc., Diem Networks US, Inc., Diem Networks II LLC, Diem LLC, and Diem Networks LLC, (collectively, the “Sellers”) certain intellectual property and other technology assets related to running a blockchain-based payment network. The assets acquired by the Company included development, deployment and operations infrastructure and tools for running a blockchain-based payment network designed to facilitate payments for commerce and cross-border remittances as well as proprietary software elements that are critical to running a regulatory-compliant stablecoin network. The acquired assets included certain Diem trade names, but the Company has no intention of using such trade names going forward. Prior to the transaction, the Sellers were in a pre-launch phase of development. The Company did not retain any of the Sellers’ employees.
Under the terms of the Purchase Agreement, the aggregate purchase price for the acquired assets was $201.2 million, consisting of (i) $50.0 million in cash consideration and (ii) $151.2 million payable in shares of the Company’s Class A common stock (the “Stock Consideration Value”), issued and delivered to the Sellers. The total amount of the Company’s Class A common stock issued to the Sellers was 1,221,217 shares, which was determined by dividing the Stock Consideration Value by the volume weighted average price per share of the Company’s Class A common stock (as determined by Bloomberg) for the twenty trading days ending on and including the fifth trading day prior to January 31, 2022. Based on the closing price of the Company’s Class A common stock on January 31, 2022, the value of the total transaction consideration was $181.6 million. The Company accounted for the purchase as an asset acquisition and capitalized direct transaction costs related to the purchase of approximately $6.6 million. Further development costs incurred will be capitalized in accordance with accounting guidance and the assets will be amortized over its expected useful life once it is ready for its intended use.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.
Management’s Report on Internal Control over Financial Reporting
The Company’s Management is responsible for establishing and maintaining an effective system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting based on those criteria.
Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm” and includes an attestation report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. Such information is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, with respect to options and restricted stock units outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
2010 Equity Compensation Plan	30,000	$5.64	—
2018 Equity Compensation Plan	161,191	28.56	1,207,167
Equity compensation plans not approved by security holders	—	—	—
Total	191,191	$24.97	1,207,167

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

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

3.3
Articles Supplementary of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 4, 2021).

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

4.7
Deposit Agreement, dated August 4, 2021, by and among Silvergate Capital Corporation, American Stock Transfer and Trust Company, LLC, as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 4, 2021).

4.8	Description of Registrant’s Securities.
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

10.12
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Alan J. Lane (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.13
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Benjamin C. Reynolds (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.14
Executive Employment Agreement, effective August 7, 2020, by and among Silvergate Bank, Silvergate Capital Corporation and Kathleen E. Fraher (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.15	Silvergate Bank Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2021).
10.16
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

SILVERGATE CAPITAL CORPORATION

Date:	February 28, 2022	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Alan J. Lane	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Alan J. Lane

By:	/s/ Antonio Martino	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Antonio Martino

By:	/s/ Michael T. Lempres	Chairman of the Board of Directors	February 28, 2022
Michael T. Lempres

By:	/s/ Dennis S. Frank	Director	February 28, 2022
Dennis S. Frank

By:	/s/ Robert C. Campbell	Director	February 28, 2022
Robert C. Campbell

By:	/s/ Paul D. Colucci	Director	February 28, 2022
Paul D. Colucci

By:	/s/ Karen F. Brassfield	Director	February 28, 2022
Karen F. Brassfield

By:	/s/ Scott A. Reed	Director	February 28, 2022
Scott A. Reed

By:	/s/ Thomas C. Dircks	Director	February 28, 2022
Thomas C. Dircks

By:	/s/ Aanchal Gupta	Director	February 28, 2022
Aanchal Gupta