Form 10-Q
period 2022-03-31
Silvergate Capital Corp
filed 2022-05-09
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ending March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2022, the registrant had 31,633,815 shares of Class A voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value and Per Share Amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$207,304	$208,193
Interest earning deposits in other banks	1,178,205	5,179,753
Cash and cash equivalents	1,385,509	5,387,946
Securities available-for-sale, at fair value	9,463,494	8,625,259
Securities held-to-maturity, at amortized cost (fair value of $2,578,976 at March 31, 2022)	2,751,625	—
Loans held-for-sale, at lower of cost or fair value	937,140	893,194
Loans held-for-investment, net of allowance for loan losses of $4,442 and $6,916 at March 31, 2022 and December 31, 2021, respectively	739,014	887,304
Federal home loan and federal reserve bank stock, at cost	61,719	34,010
Accrued interest receivable	62,573	40,370
Premises and equipment, net	1,678	3,008
Intangible assets	189,977	—
Derivative assets	46,415	34,056
Other assets	158,869	100,348
Total assets	$15,798,013	$16,005,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$13,323,535	$14,213,472
Interest bearing accounts	72,627	77,156
Total deposits	13,396,162	14,290,628
Federal home loan bank advances	800,000	—
Subordinated debentures, net	15,848	15,845
Accrued expenses and other liabilities	39,507	90,186
Total liabilities	14,251,517	14,396,659
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; $1,000 per share liquidation preference, 200 shares issued and outstanding at March 31, 2022 and December 31, 2021	2	2
Class A common stock, $0.01 par value—authorized 125,000 shares; 31,630 and 30,403 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	316	304
Class B non-voting common stock, $0.01 par value—authorized 25,000 shares; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,553,547	1,421,592
Retained earnings	218,558	193,860
Accumulated other comprehensive loss	(225,927)	(6,922)
Total shareholders’ equity	1,546,496	1,608,836
Total liabilities and shareholders’ equity	$15,798,013	$16,005,495
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income
Loans, including fees	$18,287	$16,597
Taxable securities	17,779	3,592
Tax-exempt securities	13,184	1,695
Other interest earning assets	1,385	1,279
Dividends and other	203	143
Total interest income	50,838	23,306
Interest expense
Deposits	21	46
Federal home loan bank advances	70	—
Subordinated debentures and other	252	245
Total interest expense	343	291
Net interest income before provision for loan losses	50,495	23,015
Reversal of provision for loan losses	(2,474)	—
Net interest income after provision for loan losses	52,969	23,015
Noninterest income
Deposit related fees	8,968	7,124
Mortgage warehouse fee income	651	954
Loss on sale of securities, net	(605)	—
Other income	436	12
Total noninterest income	9,450	8,090
Noninterest expense
Salaries and employee benefits	15,544	10,990
Occupancy and equipment	586	614
Communications and data processing	2,762	1,621
Professional services	2,954	1,717
Federal deposit insurance	1,762	2,296
Correspondent bank charges	828	497
Other loan expense	384	174
Other general and administrative	3,198	1,697
Total noninterest expense	28,018	19,606
Income before income taxes	34,401	11,499
Income tax expense (benefit)	7,015	(1,211)
Net income	27,386	12,710
Dividends on preferred stock	2,688	—
Net income available to common shareholders	$24,698	$12,710
Basic earnings per common share	$0.79	$0.56
Diluted earnings per common share	$0.79	$0.55
Weighted average common shares outstanding:
Basic	31,219	22,504
Diluted	31,401	23,010
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$27,386	$12,710
Other comprehensive income (loss):
Change in net unrealized loss on available-for-sale securities	(324,226)	(13,434)
Less: Reclassification adjustment for net loss included in net income	605	—
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	774	—
Income tax effect	94,220	3,690
Unrealized loss on available-for-sale securities, net of tax	(228,627)	(9,744)
Change in net unrealized gain (loss) on derivative assets	14,603	(7,460)
Less: Reclassification adjustment for net gain included in net income	(951)	(504)
Income tax effect	(4,030)	2,189
Unrealized gain (loss) on derivative instruments, net of tax	9,622	(5,775)
Other comprehensive loss	(219,005)	(15,519)
Total comprehensive loss	$(191,619)	$(2,809)
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	18,769,771	$188	64,197	$1	$129,726	$118,348	$46,036	$294,299
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	12,710	(15,519)	(2,809)
Issuance of stock, net	—	—	5,860,858	58	—	—	423,482	—	—	423,540
Conversion of Class B common stock to Class A common stock	—	—	64,197	1	(64,197)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	290	—	—	290
Exercise of stock options, net of shares withheld for employee taxes	—	—	124,848	1	—	—	(1,700)	—	—	(1,699)
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	294	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	24,819,968	$248	—	$—	$551,798	$131,058	$30,517	$713,621

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	200,000	$2	30,402,706	$304	—	$—	$1,421,592	$193,860	$(6,922)	$1,608,836
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	27,386	(219,005)	(191,619)
Dividends on preferred stock	—	—	—	—	—	—	—	(2,688)	—	(2,688)
Issuance of stock, net	—	—	1,221,217	12	—	—	131,505	—	—	131,517
Stock-based compensation	—	—	—	—	—	—	729	—	—	729
Exercise of stock options, net of shares withheld for employee taxes	—	—	1,840	—	—	—	30	—	—	30
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	4,552	—	—	—	(309)	—	—	(309)
Balance at March 31, 2022	200,000	$2	31,630,315	$316	—	$—	$1,553,547	$218,558	$(225,927)	$1,546,496
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$27,386	$12,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	815	644
Amortization of securities premiums and discounts, net	40,503	1,212
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	(253)	250
Stock-based compensation	729	290
Reversal of provision for loan losses	(2,474)	—
Originations of loans held-for-sale	(2,972,952)	(3,384,431)
Proceeds from sales of loans held-for-sale	2,951,944	3,353,164
Other gains, net	(430)	(1,141)
Other, net	675	891
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	15,480	(4,119)
Accrued expenses and other liabilities	(47,782)	469
Net cash provided by (used in) operating activities	13,641	(20,061)
Cash flows from investing activities
Purchases of securities available-for-sale	(3,303,782)	(817,734)
Proceeds from sale of securities available-for-sale	432,059	—
Proceeds from paydowns and maturities of securities available-for-sale	131,521	21,403
Purchases of securities held-to-maturity	(1,249,507)	—
Proceeds from paydowns and maturities of securities held-to-maturity	26,665	—
Loan originations/purchases and payments, net	(20,405)	18,112
Proceeds from sale of loans, net	149,070	—
Purchase of federal home loan and federal reserve bank stock, net	(27,708)	—
Purchase of premises and equipment	(274)	(32)
Payments to acquire intangible assets	(58,403)	—
Proceeds from (payments for) derivative contracts, net	2,176	(8,439)
Net cash used in investing activities	(3,918,588)	(786,690)
Cash flows from financing activities
Net change in noninterest bearing deposits	(889,937)	1,755,702
Net change in interest bearing deposits	(4,529)	(1,357)
Net change in federal home loan bank advances	800,000	—
Proceeds from common stock issuance, net	(57)	423,540
Payments of preferred stock dividends	(2,688)	—
Proceeds from stock option exercise	30	261
Taxes paid related to net share settlement of equity awards	(309)	(1,960)
Net cash (used in) provided by financing activities	(97,490)	2,176,186
Net (decrease) increase in cash and cash equivalents	(4,002,437)	1,369,435
Cash and cash equivalents, beginning of period	5,387,946	2,962,087
Cash and cash equivalents, end of period	$1,385,509	$4,331,522
Supplemental cash flow information:
Cash paid for interest	$454	$444
Income taxes paid (refunded), net	146	(6)
Supplemental noncash disclosures:
Transfers of securities from available-for-sale to held-to-maturity	$1,534,713	$—
Common stock issued in exchange for assets acquired	131,574	—
Loans held-for-investment transferred to loans held-for-sale	22,938	—
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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K dated February 28, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting policies of the Company conform with GAAP and conform to predominant practices within the financial services industry.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.
Recently Issued Accounting Pronouncements Not Yet Effective
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (or “ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, as of the ASU 2019-10 effective date, such as the Company to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively. The new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline is determined to be other-than-temporary. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The amendment eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructuring by creditors when a borrow is experiencing financial difficulty. In addition, the update requires public business entities to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination. In relation to the loan portfolio, the Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company operationalized an initial CECL model during the second quarter of 2019 and is running this preliminary CECL model alongside the existing incurred loss methodology. The Company intends to continue to refine and run the model until the expected adoption date on January 1, 2023. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures.
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
In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provided interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset, both of which are measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding assets and may require other information about risks and uncertainties arising from the entity’s safeguarding activities. SAB 121 is effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company is evaluating the impact that SAB 121 will have on its financial statements and disclosures.
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.

Note 2—Securities
The following tables summarize the amortized cost, fair value of securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income and gross unrecognized gains and losses of available-for-sale and securities held-to-maturity at the dates indicated are as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale securities
U.S. Treasuries	$34,889	$—	$(165)	$34,724
U.S. agency securities - excluding mortgage-backed securities	1,548,367	7,627	(7,333)	1,548,661
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,781,961	62	(30,103)	1,751,920
Government agency collateralized mortgage obligation	1,385,198	1	(27,850)	1,357,349
Private-label collateralized mortgage obligation	1,342	12	(14)	1,340
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1,338,333	2,360	(9,283)	1,331,410
Government agency collateralized mortgage obligation	70,839	—	(60)	70,779
Private-label collateralized mortgage obligation	492,565	—	(11,651)	480,914
Municipal bonds:
Tax-exempt	2,900,600	65	(236,505)	2,664,160
Asset backed securities:
Government sponsored student loan pools	226,738	—	(4,501)	222,237
Total available-for-sale	$9,780,832	$10,127	$(327,465)	$9,463,494

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Held-to-maturity securities
U.S. Treasuries	$1,245,293	$—	$(42,488)	$1,202,805
Residential mortgage-backed securities:
Government agency mortgage-backed securities	547,423	—	(34,896)	512,527
Government agency collateralized mortgage obligation	113,921	—	(7,192)	106,729
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	53,408	—	(5,179)	48,229
Municipal bonds:
Tax-exempt	393,965	—	(44,265)	349,700
Taxable	397,615	—	(38,629)	358,986
Total held-to-maturity	$2,751,625	$—	$(172,649)	$2,578,976

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale securities
U.S. agency securities - excluding mortgage-backed securities	$1,177,452	$7,320	$(6,005)	$1,178,767
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,428,365	130	(14,378)	1,414,117
Government agency collateralized mortgage obligation	1,659,125	1,617	(15,739)	1,645,003
Private-label collateralized mortgage obligation	1,425	19	(11)	1,433
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1,106,680	1,886	(4,962)	1,103,604
Government agency collateralized mortgage obligation	212,266	19	(1,370)	210,915
Private-label collateralized mortgage obligation	144,204	227	(797)	143,634
Municipal bonds:
Tax-exempt	2,272,794	33,153	(8,210)	2,297,737
Taxable	403,279	341	(6,016)	397,604
Asset backed securities:
Government sponsored student loan pools	233,374	97	(1,026)	232,445
Total available-for-sale	$8,638,964	$44,809	$(58,514)	$8,625,259
During the three months ended March 31, 2022, the Company transferred, at fair value, $1.5 billion of residential mortgage-backed securities, commercial mortgage-backed securities, and municipal bonds from available-for-sale to held-to-maturity securities. The decision to re-designate the securities was based on the Company’s ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. The related net unrealized after-tax loss of $14.1 million remained in accumulated other comprehensive income and will be amortized as a yield adjustment through earnings over the remaining life of the securities, offsetting the related net amortization of premium on the transferred securities. No gain or loss was recognized at the time of the transfer.
Securities pledged for borrowings or for other purposes as required or permitted by law had a fair value of $1.2 billion as of March 31, 2022. There were no securities pledged as of December 31, 2021.
At March 31, 2022, the total fair value of securities issued by one individual issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $275.3 million.

Securities with unrealized and unrecognized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position, are as follows:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Available-for-sale securities
U.S. Treasuries	$34,724	$(165)	$—	$—	$34,724	$(165)
U.S. agency securities - excluding mortgage-backed securities	781,759	(7,101)	12,977	(232)	794,736	(7,333)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,725,830	(30,102)	68	(1)	1,725,898	(30,103)
Government agency collateralized mortgage obligation	1,155,505	(24,377)	199,890	(3,473)	1,355,395	(27,850)
Private-label collateralized mortgage obligation	199	(3)	421	(11)	620	(14)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	871,284	(9,283)	—	—	871,284	(9,283)
Government agency collateralized mortgage obligation	62,991	(60)	—	—	62,991	(60)
Private-label collateralized mortgage obligation	474,175	(11,513)	6,739	(138)	480,914	(11,651)
Municipal bonds:
Tax-exempt	2,627,812	(236,505)	—	—	2,627,812	(236,505)
Asset backed securities:
Government sponsored student loan pools	186,833	(4,054)	35,405	(447)	222,238	(4,501)
	$7,921,112	$(323,163)	$255,500	$(4,302)	$8,176,612	$(327,465)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

	(Dollars in thousands)
Held-to-maturity securities
U.S. Treasuries	$1,202,805	$(42,488)	$—	$—	$1,202,805	$(42,488)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	512,527	(40,537)	—	—	512,527	(40,537)
Government agency collateralized mortgage obligation	106,646	(10,393)	—	—	106,646	(10,393)
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	48,229	(6,241)	—	—	48,229	(6,241)
Municipal bonds:
Tax-exempt	349,700	(48,038)	—	—	349,700	(48,038)
Taxable	358,986	(44,164)	—	—	358,986	(44,164)
	$2,578,893	$(191,861)	$—	$—	$2,578,893	$(191,861)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Available-for-sale securities
U.S. agency securities - excluding mortgage-backed securities	$761,711	$(6,005)	$—	$—	$761,711	$(6,005)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,357,080	(14,378)	70	—	1,357,150	(14,378)
Government agency collateralized mortgage obligation	1,513,388	(15,732)	650	(7)	1,514,038	(15,739)
Private-label collateralized mortgage obligation	—	—	433	(11)	433	(11)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	435,055	(4,962)	—	—	435,055	(4,962)
Government agency collateralized mortgage obligation	189,397	(1,370)	—	—	189,397	(1,370)
Private-label collateralized mortgage obligation	98,173	(656)	6,791	(141)	104,964	(797)
Municipal bonds:
Tax-exempt	1,025,689	(8,210)	—	—	1,025,689	(8,210)
Taxable	339,041	(6,016)	—	—	339,041	(6,016)
Asset backed securities:
Government sponsored student loan pools	168,204	(803)	32,783	(223)	200,987	(1,026)
	$5,887,738	$(58,132)	$40,727	$(382)	$5,928,465	$(58,514)
As indicated in the tables above, as of March 31, 2022, the Company’s investment securities had gross unrealized losses totaling approximately $519.3 million, compared to approximately $58.5 million at December 31, 2021. The Company analyzes all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis, the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at March 31, 2022. Management continues to expect to recover the adjusted amortized cost basis of these securities.
As of March 31, 2022, the Company had 622 securities whose estimated fair value declined 4.61% from the Company’s amortized cost; at December 31, 2021, the Company had 323 securities whose estimated fair value declined 0.98% from the Company’s amortized cost. These unrealized losses on securities are primarily due to changes in market interest rates or widening of credit spreads since their purchase dates. Current unrealized losses are expected to recover as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
For the three months ended March 31, 2022, the Company received $432.1 million in proceeds and recognized $3.8 million of gains and $4.4 million losses on sales of available-for-sale securities. There were no sales or calls of securities for the three months ended March 31, 2021.
There were no credit losses associated with our securities portfolio recognized in earnings for the three months ended March 31, 2022 and 2021.
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

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$34,889	$34,724	$—	$—
After one year through five years	1,611	1,531	2,243	2,170
After five years through ten years	1,503,068	1,502,618	1,406,395	1,401,733
After ten years	8,241,264	7,924,621	7,230,326	7,221,356
Total	$9,780,832	$9,463,494	$8,638,964	$8,625,259
Held-to-maturity securities
Within one year	$—	$—	$—	$—
After one year through five years	1,245,293	1,202,805	—	—
After five years through ten years	275,375	249,523	—	—
After ten years	1,230,957	1,126,648	—	—
Total	$2,751,625	$2,578,976	$—	$—
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
Commercial and industrial. Commercial and industrial loans consist of U.S. dollar denominated loans to businesses that are collateralized almost exclusively by bitcoin or U.S. dollars, also known as our core lending product, SEN Leverage. Commercial and industrial loans may also consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risks may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Borrowers accessing SEN Leverage provide bitcoin or U.S. dollars as collateral in an amount greater than the line of credit eligible to be advanced. The Bank works with regulated digital currency exchanges and other indirect lenders, as the case may be, to both act as its collateral custodian for such loans, and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. At no time does the Bank directly hold the pledged bitcoin digital currency. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise. The outstanding balance of gross SEN Leverage loans was $435.0 million and $335.9 million at March 31, 2022 and December 31, 2021, respectively. Unfunded commitments on SEN Leverage loans were $635.1 million and $234.6 million at March 31, 2022 and December 31, 2021, respectively.
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

Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding primarily for single-family residential mortgage loans originated by mortgage bankers or other lenders. The Company holds legal title to such loans from the date they are funded by the Company until the loans are sold to secondary market investors pursuant to pre-existing take out commitments, generally within a few weeks of origination, with loan sale proceeds applied to pay down Company funding. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. At March 31, 2022 and December 31, 2021, gross mortgage warehouse loans were approximately $1.0 billion and $1.1 billion, respectively.
A summary of loans as of the periods presented are as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Real estate loans:
One-to-four family	$94,161	$105,098
Multi-family	9,368	56,751
Commercial	80,279	210,136
Construction	—	7,573
Commercial and industrial	434,960	335,862
Reverse mortgage and other	1,137	1,410
Mortgage warehouse	125,435	177,115
Total gross loans held-for-investment	745,340	893,945
Deferred fees, net	(1,884)	275
Total loans held-for-investment	743,456	894,220
Allowance for loan losses	(4,442)	(6,916)
Total loans held-for-investment, net	$739,014	$887,304
Total loans held-for-sale(1)	$937,140	$893,194
________________________
(1)Loans held-for-sale includes $914.2 million and $893.2 million of mortgage warehouse loans as of March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022 and December 31, 2021, approximately $184.9 million and $381.0 million, respectively, of the Company’s gross loans held-for-investment were collateralized by various forms of real estate, primarily located in California. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. At March 31, 2022 and December 31, 2021, approximately $435.0 million and $335.9 million, respectively, of the Company’s gross loans held-for-investment was collateralized primarily by bitcoin and U.S. dollars. The loan to value ratio of these loans fluctuates in relation to value of bitcoin held as collateral, which may be volatile and there is no assurance that customers will be able to timely provide additional collateral under these loans in a scenario where the value of the bitcoin drops precipitously. The Company monitors and manages concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics.
Recorded investment in loans excludes accrued interest receivable due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.5 million and $3.3 million at March 31, 2022 and December 31, 2021, respectively.
Allowance for Loan Losses
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended March 31, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2021	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(223)	(582)	(1,542)	(776)	933	(1)	(283)	(2,474)
Balance, March 31, 2022	$800	$100	$475	$—	$2,499	$11	$557	$4,442

	Three Months Ended March 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	389	(50)	1,441	(97)	(1,571)	(21)	(91)	—
Balance, March 31, 2021	$1,634	$828	$3,251	$493	$360	$18	$332	$6,916

	March 31, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$28	$—	$—	$—	$—	$—	$—	$28
General portfolio allocation	772	100	475	—	2,499	11	557	4,414
Total allowance for loan losses	$800	$100	$475	$—	$2,499	$11	$557	$4,442
Loans evaluated for impairment:
Specifically evaluated	$4,126	$—	$1,236	$—	$—	$646	$—	$6,008
Collectively evaluated	90,575	9,367	79,037	—	432,533	501	125,435	737,448
Total loans held-for-investment	$94,701	$9,367	$80,273	$—	$432,533	$1,147	$125,435	$743,456

	December 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$29	$—	$—	$—	$—	$—	$—	$29
General portfolio allocation	994	682	2,017	776	1,566	12	840	6,887
Total allowance for loan losses	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916
Loans evaluated for impairment:
Specifically evaluated	$4,229	$—	$1,956	$—	$—	$923	$—	$7,108
Collectively evaluated	101,609	56,855	208,170	7,502	335,362	499	177,115	887,112
Total loans held-for-investment	$105,838	$56,855	$210,126	$7,502	$335,362	$1,422	$177,115	$894,220

Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,866	$3,827	$—
Commercial	1,237	1,236	—
Reverse mortgage and other	646	646	—
	5,749	5,709	—
With an allowance recorded:
Real estate loans:
One-to-four family	296	299	28
	296	299	28
Total impaired loans	$6,045	$6,008	$28

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,616	$3,927	$—
Commercial	1,955	1,956	—
Reverse mortgage and other	914	923	—
	7,485	6,806	—
With an allowance recorded:
Real estate loans:
One-to-four family	323	302	29
	323	302	29
Total impaired loans	$7,808	$7,108	$29

	Three Months Ended March 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,856	$17	$4,979	$77
Commercial	2,526	20	9,795	128
Commercial and industrial	—	—	249	5
Reverse mortgage and other	829	—	616	—
	7,211	37	15,639	210
With an allowance recorded:
Real estate loans:
One-to-four family	300	1	64	1
Reverse mortgage and other	—	—	258	—
	300	1	322	1
Total impaired loans	$7,511	$38	$15,961	$211
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
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$210	$189	$2,776	$3,175	$91,526	$94,701	$2,986	$—
Multi-family	—	—	—	—	9,367	9,367	—	—
Commercial	—	—	—	—	80,273	80,273	—	—
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	432,533	432,533	—	—
Reverse mortgage and other	—	—	—	—	1,147	1,147	646	—
Mortgage warehouse	—	—	—	—	125,435	125,435	—	—
Total loans held-for-investment	$210	$189	$2,776	$3,175	$740,281	$743,456	$3,632	$—

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,176	$—	$2,985	$4,161	$101,677	$105,838	$3,080	$—
Multi-family	—	—	—	—	56,855	56,855	—	—
Commercial	—	—	—	—	210,126	210,126	—	—
Construction	—	—	—	—	7,502	7,502	—	—
Commercial and industrial	—	—	—	—	335,362	335,362	—	—
Reverse mortgage and other	—	—	—	—	1,422	1,422	923	—
Mortgage warehouse	—	—	—	—	177,115	177,115	—	—
Total loans held-for-investment	$1,176	$—	$2,985	$4,161	$890,059	$894,220	$4,003	$—
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
As of March 31, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $1.7 million. The Company has allocated $28,000 of specific allowance for those loans at March 31, 2022 and $29,000 at December 31, 2021. The Company has not committed to advance additional amounts on these TDRs. No loans were modified as TDRs during the three months ended March 31, 2022 or 2021.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three months ended March 31, 2022 or 2021. There was no provision for loan loss or charge-offs for TDR’s that subsequently defaulted during the three months ended March 31, 2022 or 2021.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2022
Real estate loans:
One-to-four family	$91,166	$549	$2,986	$—	$94,701
Multi-family	9,367	—	—	—	9,367
Commercial	65,305	13,732	1,236	—	80,273
Construction	—	—	—	—	—
Commercial and industrial	432,533	—	—	—	432,533
Reverse mortgage and other	501	—	646	—	1,147
Mortgage warehouse	125,435	—	—	—	125,435
Total loans held-for-investment	$724,307	$14,281	$4,868	$—	$743,456

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220
Purchases and Sales
The following table presents loans held-for-investment purchased and/or sold during the year by portfolio segment:

	Three Months Ended March 31,
	2022		2021
	Purchases	Sales(1)	Purchases	Sales

	(Dollars in thousands)
Real estate loans:
Multi-family	$—	$54,227	$—	$—
Commercial	—	155,011	—	—
Construction	—	6,823	—	—
	$—	$216,061	$—	$—
________________________
(1)In conjunction with the loan sale during the three months ended March 31, 2022, the Company purchased a participating interest of $67.6 million of the loans sold to the buyer.

Related Party Loans
The Company had no outstanding balance of related party loans at March 31, 2022 and $7.7 million outstanding as of December 31, 2021. During the three months ended March 31, 2022, the Company received $7.7 million in proceeds from loan sales and principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021

	(Dollars in thousands)
Amount outstanding at period-end	$800,000	$—
Weighted average interest rate at period-end	0.43%	—
FHLB advances or borrowing capacity can be secured with eligible collateral consisting of qualifying real estate loans or certain securities. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements and as of March 31, 2022 and December 31, 2021, were limited in the aggregate to 35% of the Bank’s total assets. Loans and securities of approximately $2.4 billion and $1.4 billion were pledged to the FHLB as of March 31, 2022 and December 31, 2021, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $1.2 billion and $1.0 billion as of March 31, 2022 and December 31, 2021, respectively.
FRB Advances
The Bank is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $5.2 million and $6.0 million were pledged to the FRB at March 31, 2022 and December 31, 2021, respectively. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was approximately $2.9 million and $5.2 million as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, there were no FRB advances outstanding.
Federal Funds Purchased
The Bank may borrow up to an aggregate $108.0 million, overnight on an unsecured basis, from two of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Bank’s credit profile. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance of federal funds purchased.
Note 5—Intangible Assets
On January 31, 2022 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) under which it acquired from the Libra Association, Diem Networks US HoldCo, Inc., Diem Networks US, Inc., Diem Networks II LLC, Diem LLC, and Diem Networks LLC, (collectively, the “Sellers”) certain intellectual property and other technology assets related to running a blockchain-based payment network. The assets acquired by the Company included development, deployment and operations infrastructure and tools for running a blockchain-based payment network designed to facilitate payments for commerce and cross-border remittances as well as proprietary software elements that are critical to running a regulatory-compliant stablecoin network. The technology is currently in a pre-launch phase, and no related amortization expense has been recorded for the acquired asset. The amortization period will begin when the developed technology is available for intended use.
Under the terms of the Purchase Agreement, the aggregate purchase price for the acquired assets consisted of (i) $50.0 million in cash consideration and (ii) 1,221,217 shares of the Company’s Class A common stock. The value of the total transaction consideration was $181.6 million. The Company accounted for the purchase as an asset acquisition and capitalized direct transaction costs related to the purchase of $8.4 million, bringing the total intangible asset to $190.0 million at March 31, 2022.
Note 6—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At March 31, 2022, the interest rate for the Company’s next scheduled payment was 4.19%, based on six-month LIBOR of 0.44%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At March 31, 2022, the interest rate for the Company’s next scheduled payment was 2.68%, based on three-month LIBOR of 0.83%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
The outstanding balance of the subordinated debentures was $15.8 million, net of $0.1 million unamortized debt issuance costs as of March 31, 2022 and December 31, 2021.
Note 7—Derivative and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the derivative does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual derivative agreements. In accordance with accounting guidance, changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in accumulated other comprehensive income (“AOCI”), reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. For cash flow and fair value hedges, the initial fair value of hedge components excluded from the assessment of effectiveness is recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income. For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. The change in fair value of the hedged item is recorded as a basis adjustment to the hedged assets or liabilities. The amount included as a basis adjustment would be reclassified to current earnings on a straight-line basis over the original life of the hedged item should the hedges no longer be considered effective.
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

Interest rate caps. In 2021, the Company entered into 26 interest rate cap agreements with a total notional amount of $552.8 million (“Federal Funds Rate Cap Agreements”). The Federal Funds Rate Cap Agreements are designated as fair value hedges against changes in the fair value of certain fixed rate tax-exempt municipal bonds. The Company utilizes the interest rate caps as hedges against adverse changes in interest rates on the designated securities attributable to fluctuations in the federal funds rate above 2.00%, as applicable. An increase in the benchmark interest rate hedged reduces the fair value of these assets. The Federal Funds Rate Cap Agreements expire on various dates from 2027 to 2032. The upfront fee paid to the counterparties was approximately $24.7 million. The Company expects the Federal Funds Rate Cap Agreements to remain effective during the remaining term of the respective agreements. During the three months ended March 31, 2022, the Company sold certain tax-exempt municipal bonds and $16.5 million notional amount of the related interest rate caps for $1.1 million in proceeds for the interest rate caps and recognized a gain of $0.4 million which was recognized immediately in other noninterest income on the statement of operations.
In 2012, the Company entered into a $12.5 million and a $3.0 million notional forward interest rate cap agreement (the “LIBOR Cap Agreements”) to hedge its variable rate subordinated debentures. The $3.0 million LIBOR Cap Agreement matured during the three months ended March 31, 2022. The remaining $12.5 million LIBOR Cap Agreement expires July 25, 2022. The Company utilized these LIBOR Cap Agreements as hedges against adverse changes in cash flows attributable to fluctuations in three-month LIBOR beyond 0.50% for the $3.0 million subordinated debentures and six-month LIBOR beyond 0.75% for the $12.5 million subordinated debentures. The Cap Agreements were determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into these LIBOR Cap Agreements was approximately $2.5 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated statements of financial condition.

	March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	Derivative assets	$13,671	Derivative assets	$18,992
Cash flow hedge interest rate cap	Derivative assets	—	Derivative assets	—
Fair value hedge interest rate cap	Derivative assets	32,744	Derivative assets	15,064
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$742,461	$697,437	$(3,347)	$—

The following table summarizes the effects of derivatives in cash flow and fair value hedging relationships designated as hedging instruments on the Company’s AOCI and consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate floor	$(857)	$(1,450)	Interest income - Other interest earning assets	$131	$136
Cash flow hedge interest rate floor	(3,426)	(5,800)	Interest income - Taxable securities	1,032	1,052
Cash flow hedge interest rate cap	—	—	Interest expense - Subordinated debentures	(96)	(99)
Fair value hedge interest rate cap(1)	19,448	375
________________________
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in other comprehensive income.
The Company estimates that approximately $1.6 million of net derivative gain for cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
The following table presents the effect of fair value hedge accounting on the Company’s consolidated statements of operations for the periods presented.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended March 31,
	2022		2021
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$17,779	$13,184	$3,592	$1,695
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$—	$(3,701)	$(1,072)	$(743)
Derivatives designated as hedging instruments	—	3,701	1,053	743
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(610)	—	(25)

Note 8—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended March 31,
	2022		2021
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$7,222	21.0%	$2,415	21.0%
State tax, net of federal benefit	2,840	8.3%	(451)	(3.9)%
Tax credits	(38)	(0.1)%	(41)	(0.4)%
Tax-exempt income, net	(2,994)	(8.7)%	(347)	(3.0)%
Excess tax benefit from stock-based compensation	(29)	(0.1)%	(3,003)	(26.1)%
Other items, net	14	0.0%	216	1.9%
Actual tax expense (benefit)	$7,015	20.4%	$(1,211)	(10.5)%
Income tax expense was $7.0 million for the three months ended March 31, 2022 compared to a benefit of $1.2 million for the three months ended March 31, 2021. The effective tax rates for the three months ended March 31, 2022 and 2021 were 20.4% and (10.5)%, respectively. The tax expense and effective tax rate for the three months ended March 31, 2022 were reduced by a significant increase in tax-exempt income earned on certain municipal bonds compared to the three months ended March 31, 2021. The lower effective tax rate for the three months ended March 31, 2021 was due to higher excess tax benefits recognized on the exercise of stock options.
The deferred tax asset balance as of March 31, 2022 was $97.1 million compared to $6.5 million as of December 31, 2021. The increase in the deferred tax asset is attributable to the unrealized losses on the available-for-sale securities portfolio.
Note 9 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $1.6 million and $0.6 million at March 31, 2022 and December 31, 2021, respectively.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Unfunded lines of credit	$643,609	$248,092
Letters of credit	821	484
Total credit extension commitments	$644,430	$248,576
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
Total stock-based compensation expense was $0.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
Stock Options
A summary of stock option activity as of March 31, 2022 and changes during the three months ended March 31, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	191,191	$24.97
Granted	29,117	110.84
Exercised	(1,840)	16.09
Forfeited or expired	(1,511)	16.09
Outstanding at March 31, 2022	216,957	$36.63	7.3 years	$24,720
Exercisable at March 31, 2022	99,654	$19.28	6.0 years	$13,083
Vested or Expected to Vest at March 31, 2022	209,715	$36.34	7.2 years	$23,956
As of March 31, 2022, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of March 31, 2022, and changes during the three months ended March 31, 2022, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	56,871	$72.53
Granted	43,165	$110.84
Vested	(7,128)	$122.91
Forfeited	(1,029)	$71.99
Nonvested at March 31, 2022	91,879	$86.63
At March 31, 2022, there was approximately $6.1 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.6 years.
Note 11—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Inclusive of the fully phased-in capital conservation buffer, the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio minimums are 7.00%, 8.50% and 10.50%, respectively. The Company and the Bank’s regulatory capital reflects the one-time AOCI opt-out election made in the first reporting period after it was subject to capital requirements and therefore the net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes, as of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.
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

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2022 and December 31, 2021, are presented in the following tables:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2022
The Company
Tier 1 leverage ratio	$1,597,946	9.68%	$660,633	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,388,825	38.97%	160,360	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,597,946	44.84%	213,813	6.00%	N/A	N/A
Total risk-based capital ratio	1,603,983	45.01%	285,084	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,577,199	9.51%	663,196	4.00%	$828,995	5.00%
Common equity tier 1 capital ratio	1,577,199	44.28%	160,273	4.50%	231,505	6.50%
Tier 1 risk-based capital ratio	1,577,199	44.28%	213,697	6.00%	284,929	8.00%
Total risk-based capital ratio	1,583,236	44.45%	284,929	8.00%	356,161	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value for the periods presented.
As of March 31, 2022 and December 31, 2021, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2022
Assets
Securities available-for-sale	$176,343	$9,287,151	$—	$9,463,494
Derivative assets	—	46,415	—	46,415
	$176,343	$9,333,566	$—	$9,509,909

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Assets
Securities available-for-sale	$—	$8,625,259	$—	$8,625,259
Derivative assets	—	34,056	—	34,056
	$—	$8,659,315	$—	$8,659,315
There were no assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.
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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
March 31, 2022
Financial assets:
Cash and due from banks	$207,304	$207,304	$—	$—	$207,304
Interest earning deposits	1,178,205	1,178,205	—	—	1,178,205
Securities held-to-maturity	2,751,625	1,202,805	1,376,171	—	2,578,976
Loans held-for-sale	937,140	—	937,140	—	937,140
Loans held-for-investment, net	739,014	—	—	742,784	742,784
Accrued interest receivable	62,573	158	17,070	45,345	62,573
Financial liabilities:
Deposits	$13,396,162	$—	$12,839,700	$—	$12,839,700
FHLB advances	800,000	—	800,000	—	800,000
Subordinated debentures, net	15,848	—	15,745	—	15,745
Accrued interest payable	111	—	111	—	111

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Financial assets:
Cash and due from banks	$208,193	$208,193	$—	$—	$208,193
Interest earning deposits	5,179,753	5,179,753	—	—	5,179,753
Loans held-for-sale	893,194	—	893,194	—	893,194
Loans held-for-investment, net	887,304	—	—	891,166	891,166
Accrued interest receivable	40,370	41	8,980	31,349	40,370
Financial liabilities:
Deposits	$14,290,628	$—	$14,167,200	$—	$14,167,200
Subordinated debentures, net	15,845	—	15,646	—	15,646
Accrued interest payable	223	—	223	—	223
Note 13—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share data)
Basic
Net income	$27,386	$12,710
Less: Dividends paid to preferred shareholders	2,688	—
Net income available to common shareholders	$24,698	$12,710
Weighted average common shares outstanding	31,219	22,504
Basic earnings per common share	$0.79	$0.56
Diluted
Net income available to common shareholders	$24,698	$12,710
Weighted average common shares outstanding for basic earnings per common share	31,219	22,504
Add: Dilutive effects of stock-based awards	182	506
Average shares and dilutive potential common shares	31,401	23,010
Dilutive earnings per common share	$0.79	$0.55
Stock-based awards for 48,000 and 44,000 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
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

On August 4, 2021, the Company issued and sold 8,000,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock, equivalent to $25 per Depositary Share. The aggregate gross proceeds of the offering were $200.0 million and net proceeds to the Company were approximately $193.6 million after deducting underwriting discounts and offering expenses. When, as and if declared by the board of directors of the Company, or a duly authorized board committee, dividends will be payable from the date of issuance, quarterly in arrears, beginning on November 15, 2021. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after August 15, 2026.
Preferred Stock Dividend
On October 14, 2021, the Company’s Board of Directors declared the first quarterly dividend payment of $15.08 per share, equivalent to $0.377 per depositary share, on its Series A Preferred Stock, for the period covering August 4, 2021 through November 14, 2021 for a total dividend of $3.0 million. The depositary shares representing the Series A Preferred Stock are traded on the New York Stock Exchange under the symbol “SI PRA.” The dividend was paid on November 15, 2021 to shareholders of record of the preferred stock as of October 29, 2021.
On January 14, 2022, the Company’s Board of Directors declared a quarterly dividend payment of $13.44 per share, equivalent to $0.336 per depositary share, on its Series A Preferred Stock, for the period covering November 15, 2021 through February 14, 2022 for a total dividend of $2.7 million. The depositary shares representing the Series A Preferred Stock are traded on the New York Stock Exchange under the symbol “SI PRA.” The dividend was paid on February 15, 2022 to shareholders of record of the preferred stock as of January 31, 2022.
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
On January 31, 2022 the Company issued 1,221,217 shares of the Company’s Class A common stock to the Sellers for the purchase of certain technology assets, at a price of $107.74 per share for a total value of $131.6 million.
Note 15—Subsequent Event
Preferred Stock Dividend
On April 11, 2022, the Company’s Board of Directors declared a quarterly dividend payment of $13.44 per share, equivalent to $0.336 per depositary share, on its Series A Preferred Stock, for the period covering February 15, 2022 through May 14, 2022, for a total dividend of $2.7 million. The depositary shares representing the Series A Preferred Stock are traded on the New York Stock Exchange under the symbol “SI PRA.” The dividend will be payable on May 16, 2022 to shareholders of record of the Series A Preferred Stock as of April 29, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three months ended March 31, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; geopolitical concerns, including the ongoing war in Ukraine; the magnitude and duration of the COVID-19 pandemic and related variants and mutations and their impact on the global economy and financial market conditions and our business, results of operations, and financial condition; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; volatility and disruptions in global capital and credit markets; the transition away from USD London Interbank Offered Rate (or “LIBOR”) and uncertainty regarding potential alternative reference rates, including SOFR; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, digital currencies and insurance, and the application thereof by regulatory bodies; cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national, or global level; and other factors that may affect our future results.
If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2021 Form 10-K as filed with the SEC.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of March 31, 2022, we had over 300 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our proprietary, cloud-based application programming interface (“API”).
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
Silvergate Exchange Network
For the three months ended March 31, 2022, there were $142.3 billion of U.S. dollar transfers that occurred on the SEN, compared to $166.5 billion during the three months ended March 31, 2021.
Financial Results
In November 2020, the SEC adopted amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K, which became effective on February 10, 2021. One update to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have elected to adopt this rule change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended March 31, 2022 and December 31, 2021, where applicable, throughout this Management's Discussion and Analysis. As required, we continue to compare our year-to-date results to the corresponding year-to-date results of the preceding year.

The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$50,838	$38,482	$23,306
Interest expense	343	276	291
Net interest income	50,495	38,206	23,015
Reversal of provision for loan losses	(2,474)	—	—
Net interest income after provision	52,969	38,206	23,015
Noninterest income	9,450	11,055	8,090
Noninterest expense	28,018	25,656	19,606
Income before income taxes	34,401	23,605	11,499
Income tax expense (benefit)	7,015	2,214	(1,211)
Net income	27,386	21,391	12,710
Dividends on preferred stock	2,688	3,016	—
Net income available to common shareholders	$24,698	$18,375	$12,710
Financial Ratios(1):
Return on average assets (ROAA)	0.60%	0.50%	0.71%
Return on average equity (ROAE)	6.06%	6.08%	9.76%
Return on average common equity (ROACE)	6.87%	7.25%	9.76%
Net interest margin(2)	1.36%	1.11%	1.33%
Noninterest income to average assets	0.23%	0.30%	0.45%
Noninterest expense to average assets	0.68%	0.69%	1.10%
Efficiency ratio(3)	46.74%	52.08%	63.03%
Loan yield(4)	4.51%	4.32%	4.31%
Cost of deposits	0.00%	0.00%	0.00%
Cost of funds	0.01%	0.01%	0.02%
Share Data:
Basic earnings per common share	$0.79	$0.67	$0.56
Diluted earnings per common share	$0.79	$0.66	$0.55
Basic weighted average shares outstanding	31,219	27,527	22,504
Diluted weighted average shares outstanding	31,401	27,744	23,010
________________________
(1)Data has been annualized except for efficiency ratio.
(2)Net interest margin is a ratio calculated as annualized net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	March 31, 2022	December 31, 2021

	(Dollars in thousands, except per share data)
Statement of Financial Condition Data:
Cash and cash equivalents	$1,385,509	$5,387,946
Securities	12,215,119	8,625,259
Loans held-for-sale	937,140	893,194
Loans held-for-investment, net	739,014	887,304
Other	521,231	211,792
Total assets	$15,798,013	$16,005,495
Deposits	$13,396,162	$14,290,628
Borrowings	815,848	15,845
Other liabilities	39,507	90,186
Total liabilities	14,251,517	14,396,659
Total shareholders’ equity	1,546,496	1,608,836
Total liabilities and shareholders' equity	$15,798,013	$16,005,495
Nonperforming Assets:
Nonaccrual loans	$3,632	$4,003
Troubled debt restructurings	$1,703	$1,713
Other real estate owned, net	—	—
Nonperforming assets	$3,632	$4,003
Asset Quality Ratios:
Nonperforming assets to total assets	0.02%	0.03%
Nonperforming loans to total loans(1)	0.49%	0.45%
Net charge-offs to average total loans(1)	0.00%	0.00%
Allowance for loan losses to total loans(1)	0.60%	0.77%
Allowance for loan losses to nonaccrual loans	122.30%	172.77%
Company Capital Ratios:
Tier 1 leverage ratio	9.68%	11.07%
Common equity tier 1 capital ratio	38.97%	49.53%
Tier 1 risk-based capital ratio	44.84%	56.82%
Total risk-based capital ratio	45.01%	57.08%
Common equity to total assets	8.56%	8.84%
Book value per common share	$42.77	$46.55
Bank Capital Ratios:
Tier 1 leverage ratio	9.51%	10.49%
Common equity tier 1 capital ratio	44.28%	53.89%
Tier 1 risk-based capital ratio	44.28%	53.89%
Total risk-based capital ratio	44.45%	54.15%
Other:
Total headcount	308	279
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended			Three Months Ended
	March 31, 2022	December 31, 2021	% Increase/ (Decrease)	March 31, 2022	March 31, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$50,838	$38,482	32.1%	$50,838	$23,306	118.1%
Interest expense	343	276	24.3%	343	291	17.9%
Net interest income	50,495	38,206	32.2%	50,495	23,015	119.4%
Reversal of provision for loan losses	(2,474)	—	N/M	(2,474)	—	N/M
Net interest income after provision	52,969	38,206	38.6%	52,969	23,015	130.1%
Noninterest income	9,450	11,055	(14.5)%	9,450	8,090	16.8%
Noninterest expense	28,018	25,656	9.2%	28,018	19,606	42.9%
Income before income taxes	34,401	23,605	45.7%	34,401	11,499	199.2%
Income tax expense (benefit)	7,015	2,214	216.8%	7,015	(1,211)	(679.3)%
Net income	$27,386	$21,391	28.0%	$27,386	$12,710	115.5%
________________________
N/M—Not meaningful
Net income for the three months ended March 31, 2022 was $27.4 million, an increase of $6.0 million or 28.0% from net income of $21.4 million for the three months ended December 31, 2021. The increase was primarily due to a $12.3 million increase in net interest income and a $2.5 million reversal of provision for loan losses offset by a $1.6 million decrease in noninterest income, a $4.8 million increase in income tax expense and a $2.4 million increase in noninterest expense, all as described below.
Net income for the three months ended March 31, 2022 was $27.4 million, an increase of $14.7 million or 115.5% from net income of $12.7 million for the three months ended March 31, 2021. The increase was primarily due to a $27.5 million increase in net interest income, a $2.5 million reversal of provision for loan losses and a $1.4 million increase in noninterest income offset by a $8.2 million increase in income tax expense and a $8.4 million increase in noninterest expense, all as described below.

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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended
	March 31, 2022			December 31, 2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$3,067,054	$1,385	0.18%	$5,282,661	$2,166	0.16%
Taxable securities	8,492,768	17,779	0.85%	5,735,932	10,178	0.70%
Tax-exempt securities(1)	2,887,072	16,689	2.34%	1,728,862	9,454	2.17%
Loans(2)(3)	1,644,604	18,287	4.51%	1,641,345	17,892	4.32%
Other	41,751	203	1.97%	34,490	777	8.94%
Total interest earning assets	16,133,249	54,343	1.37%	14,423,290	40,467	1.11%
Noninterest earning assets	500,299			295,841
Total assets	$16,633,548			$14,719,131
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$76,663	$21	0.11%	$77,564	$27	0.14%
FHLB advances and other borrowings	71,111	70	0.40%	12	—	0.00%
Subordinated debentures	15,846	252	6.45%	15,843	249	6.24%
Total interest bearing liabilities	163,620	343	0.85%	93,419	276	1.17%
Noninterest bearing liabilities:
Noninterest bearing deposits	14,781,601			13,377,552
Other liabilities	36,770			49,023
Shareholders’ equity	1,651,557			1,199,137
Total liabilities and shareholders’ equity	$16,633,548			$14,719,131
Net interest spread(4)			0.52%			(0.06)%
Net interest income, taxable equivalent basis		$54,000			$40,191
Net interest margin(5)			1.36%			1.11%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,505)			(1,985)
Net interest income, as reported		$50,495			$38,206

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$3,067,054	$1,385	0.18%	$4,450,110	$1,279	0.12%
Taxable securities	8,492,768	17,779	0.85%	850,558	3,592	1.71%
Tax-exempt securities(1)	2,887,072	16,689	2.34%	270,711	2,146	3.21%
Loans(2)(3)	1,644,604	18,287	4.51%	1,559,989	16,597	4.31%
Other	41,751	203	1.97%	15,331	143	3.78%
Total interest earning assets	16,133,249	54,343	1.37%	7,146,699	23,757	1.35%
Noninterest earning assets	500,299			72,155
Total assets	$16,633,548			$7,218,854
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$76,663	$21	0.11%	$117,228	$46	0.16%
FHLB advances and other borrowings	71,111	70	0.40%	—	—	—
Subordinated debentures and other	15,846	252	6.45%	15,832	245	6.28%
Total interest bearing liabilities	163,620	343	0.85%	133,060	291	0.89%
Noninterest bearing liabilities:
Noninterest bearing deposits	14,781,601			6,526,555
Other liabilities	36,770			30,911
Shareholders’ equity	1,651,557			528,328
Total liabilities and shareholders’ equity	$16,633,548			$7,218,854
Net interest spread(4)			0.52%			0.46%
Net interest income, taxable equivalent basis		$54,000			$23,466
Net interest margin(5)			1.36%			1.33%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,505)			(451)
Net interest income, as reported		$50,495			$23,015
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended March 31, 2022 Compared to December 31, 2021			For the Three Months Ended March 31, 2022 Compared to March 31, 2021
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(936)	$155	$(781)	$(398)	$504	$106
Taxable securities	4,564	3,037	7,601	32,274	(18,087)	14,187
Tax-exempt securities(1)	5,990	1,245	7,235	20,731	(6,188)	14,543
Loans	(354)	749	395	1,933	(243)	1,690
Other	143	(717)	(574)	246	(186)	60
Total interest income	9,407	4,469	13,876	54,786	(24,200)	30,586
Interest Expense:
Interest bearing deposits	—	(6)	(6)	(14)	(11)	(25)
FHLB advances and other borrowings	32	38	70	26	44	70
Subordinated debentures and other	(5)	8	3	—	7	7
Total interest expense	27	40	67	12	40	52
Net interest income, taxable equivalent basis	$9,380	$4,429	$13,809	$54,774	$(24,240)	$30,534
________________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $13.8 million to $54.0 million for the three months ended March 31, 2022, compared to $40.2 million for the three months ended December 31, 2021, due to an increase of $13.9 million in interest income partially offset by an increase of $0.1 million in interest expense.
Average total interest earning assets increased $1.7 billion or 11.9% for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily due to increased securities offset by decreased interest earning deposits in other banks. The average annualized yield on total interest earning assets increased from 1.11% for the three months ended December 31, 2021, to 1.37% for the three months ended March 31, 2022, primarily due to a higher proportion of securities and a lower proportion of interest earning deposits in other banks as a percentage of interest earning assets, as well as higher yields on recently purchased securities.
Average interest bearing liabilities increased $70.2 million or 75.1% for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, due to increased FHLB advances. The average annualized rate on total interest bearing liabilities decreased from 1.17% for the three months ended December 31, 2021 to 0.85% for the three months ended March 31, 2022, primarily due to a higher proportion of low cost FHLB borrowings as a percentage of total interest bearing liabilities.
For the three months ended March 31, 2022, the net interest spread was 0.52% and the net interest margin was 1.36%, compared to (0.06)% and 1.11%, respectively, for the three months ended December 31, 2021. The increase in the net interest spread and net interest margin from the three months ended December 31, 2021 was primarily driven by a higher proportion of securities and a lower proportion of interest earning deposits in other banks as a percentage of total interest earning assets, as well as higher yields on recently purchased securities.
Net interest income on a taxable equivalent basis increased $30.5 million to $54.0 million for the three months ended March 31, 2022, compared to $23.5 million for the three months ended March 31, 2021, due to an increase of $30.6 million in interest income partially offset by an increase of $0.1 million in interest expense.
Average total interest earning assets increased $9.0 billion or 125.7% for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased securities balances funded by growth in digital currency related deposits. The average annualized yield on total interest earning assets increased from 1.35% for the three months ended March 31, 2021, to 1.37% for the three months ended March 31, 2022, primarily due to a higher proportion of securities and a lower proportion of interest earning deposits in other banks as a percentage of interest earning assets, partially offset by lower yields on the securities portfolio due to the majority of the securities in the portfolio being acquired in the last 12 months within a lower rate environment.
Average interest bearing liabilities increased $30.6 million or 23.0% for the three months ended March 31, 2022, compared to the same period in 2021, due to increased FHLB advances offset by lower balances of interest bearing deposits. The average annualized rate on total interest bearing liabilities decreased to 0.85% for the three months ended March 31, 2022, compared to 0.89% for the same period in 2021, primarily due to a higher proportion of low cost FHLB borrowings as a percentage of interest bearing liabilities.
For the three months ended March 31, 2022, the net interest spread was 0.52% and the net interest margin was 1.36%, compared to 0.46% and 1.33%, respectively, for the comparable period in 2021. The increase in the net interest spread and net interest margin for the three months ended March 31, 2021 was primarily due to a higher proportion of securities and a lower proportion of interest earning deposits in other banks as a percentage of interest earning assets, partially offset by lower yields on the securities portfolio.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded a $2.5 million reversal of provision for loan losses for the three months ended March 31, 2022 compared to no provision for the three months ended December 31, 2021 and March 31, 2021. The allowance for loan losses to total gross loans held-for-investment was 0.60% at March 31, 2022, compared to 0.77% and 0.94% at December 31, 2021 and March 31, 2021, respectively. The reversal during the three months ended March 31, 2022 was due to the changes in loan product and segment mix in the portfolio, including the net decrease of approximately $148.5 million of gross real estate loans sold during the period, partially offset by an increase in SEN Leverage loans.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended			Three Months Ended
	March 31, 2022	December 31, 2021	% Increase/ (Decrease)	March 31, 2022	March 31, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Deposit related fees	$8,968	$9,378	(4.4)%	$8,968	$7,124	25.9%
Mortgage warehouse fee income	651	684	(4.8)%	651	954	(31.8)%
(Loss) gain on sale of securities, net	(605)	56	N/M	(605)	—	N/M
Other income	436	937	(53.5)%	436	12	N/M
Total noninterest income	$9,450	$11,055	(14.5)%	$9,450	$8,090	16.8%
________________________
N/M—Not meaningful
Noninterest income decreased $1.6 million or 14.5% for the three months ended March 31, 2022, compared to the three months ended December 31, 2021. This decrease was primarily due to a $0.6 million loss on sale of securities and a decrease of $0.4 million in deposit related fees as a result of lower foreign exchange fees attributed in part to the geopolitical environment, which negatively impacted trading volume. Additionally, there was a $0.5 million decrease in other income due to a gain on sale of other assets of $0.4 million for the three months ended March 31, 2022 compared to a gain on sale of other assets of $0.9 million recognized in the three months ended December 31, 2021.
Noninterest income increased $1.4 million or 16.8% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $1.8 million in deposit related fees and an increase of $0.4 million in other income due to a gain on sale of other assets, partially offset by a $0.6 million loss on sale of securities and a $0.3 million decrease in mortgage warehouse fee income. The increase in deposit related fees was due to increases in cash management, foreign exchange, and SEN related fees associated with our digital currency initiative.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended			Three Months Ended
	March 31, 2022	December 31, 2021	% Increase/ (Decrease)	March 31, 2022	March 31, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$15,544	$13,815	12.5%	$15,544	$10,990	41.4%
Occupancy and equipment	586	728	(19.5)%	586	614	(4.6)%
Communications and data processing	2,762	1,862	48.3%	2,762	1,621	70.4%
Professional services	2,954	2,994	(1.3)%	2,954	1,717	72.0%
Federal deposit insurance	1,762	3,100	(43.2)%	1,762	2,296	(23.3)%
Correspondent bank charges	828	634	30.6%	828	497	66.6%
Other loan expense	384	364	5.5%	384	174	120.7%
Other general and administrative	3,198	2,159	48.1%	3,198	1,697	88.5%
Total noninterest expense	$28,018	$25,656	9.2%	$28,018	$19,606	42.9%
Noninterest expense increased $2.4 million or 9.2% for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily due to increases in salaries and employee benefits, communications and data processing, and other general and administrative expense, offset by a decrease in federal deposit insurance expense. The increase of $1.7 million or 12.5% in salaries and employee benefits was primarily due to an increase in headcount. The Company’s average full-time equivalent employees increased by 10.9% from 265 for the three months ended December 31, 2021 to 294 for the three months ended March 31, 2022. Communications and data processing increased $0.9 million or 48.3% primarily due to blockchain infrastructure hosting costs related to the stablecoin initiative as well as continued investment in enterprise cloud storage solutions and scalable cloud-based software solutions. Federal deposit insurance expense decreased $1.3 million due to a slower growth rate in deposit levels. Other general and administrative expense increased $1.0 million or 48.1% primarily due to an increase in the provision for off-balance sheet commitments driven by growth in SEN Leverage and an increase for expanded coverage of insurance.
Noninterest expense increased $8.4 million or 42.9% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increases in salaries and employee benefits, communications and data processing, professional services, and other general and administrative expense. The increase of $4.6 million or 41.4% in salaries and employee benefits was primarily due to an increase in headcount and in cost per full-time equivalent employee. The Company’s average full-time equivalent employees increased by 34.2% from 219 for the three months ended March 31, 2021 to 294 for the three months ended March 31, 2022. Communications and data processing increased $1.1 million or 70.4% primarily due to blockchain infrastructure hosting costs related to the Stablecoin initiative as well as continued investment in enterprise cloud storage solutions and scalable cloud-based software solutions. Professional services increased $1.2 million or 72.0% due primarily to consulting costs around corporate governance, legal fees associated with the stablecoin initiative and increased talent acquisition costs. Federal deposit insurance expense decreased $0.5 million due to a slower growth rate in deposit levels. Other general and administrative expense increased $1.5 million or 88.5% primarily due to an increase in provision for off-balance sheet commitments driven by growth in SEN Leverage and an increase for expanded coverage of insurance.
Income Tax Expense (Benefit)
Income tax expense was $7.0 million for the three months ended March 31, 2022, compared to $2.2 million for the three months ended December 31, 2021. Our effective tax rates for the three months ended March 31, 2022 and December 31, 2021 were 20.4% and 9.4%, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income and a decrease in tax benefits recognized on exercise of stock options. The increase in the effective tax rates was due to lower excess tax benefits recognized on the exercise of stock options when compared to the three months ended December 31, 2021.
Income tax expense was $7.0 million for the three months ended March 31, 2022, compared to a benefit of $1.2 million for the three months ended March 31, 2021. Our effective tax rates for the three months ended March 31, 2022 and 2021 were 20.4% and (10.5)%, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income and a decrease in tax benefits recognized on exercise of stock options. The increase in the effective tax rates was due to less excess tax benefits recognized on the exercise of stock options when compared to the three months ended March 31, 2021.
Financial Condition
As of March 31, 2022, our total assets decreased to $15.8 billion compared to $16.0 billion as of December 31, 2021. Shareholders’ equity decreased $0.1 billion, or 3.9%, to $1.5 billion at March 31, 2022, compared to $1.6 billion at December 31, 2021. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks decreased from $5.2 billion at December 31, 2021 to $1.2 billion at March 31, 2022. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank. The decrease in interest earning deposits was driven by the purchase of securities as discussed in more detail below.
Securities
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
Total securities increased $3.6 billion, or 41.6%, from $8.6 billion at December 31, 2021 to $12.2 billion at March 31, 2022. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, collateralized mortgage obligations, other asset backed securities and municipal bonds. During the three months ended March 31, 2022, we purchased $4.6 billion of securities, including $1.3 billion of U.S. Treasuries, $1.1 billion of tax-exempt municipal bonds, $1.1 billion of agency residential mortgage-backed securities, $432.6 million of U.S. agency securities excluding mortgage-backed securities, $348.3 million of private label commercial mortgage-backed securities and $256.4 million of agency commercial mortgage-backed securities. During the three months ended March 31, 2022, we sold $432.1 million of longer duration securities and recognized a net loss of $0.6 million. The securities sold were part of a restructuring that is projected to have a positive impact on future earnings when compared to securities purchased in the first quarter of 2022. In addition, we sold the related interest rate cap contracts that hedged a portion of the securities that were sold and a realized gain on sale of $0.4 million was recognized in other noninterest income.
During the three months ended March 31, 2022, we transferred, at fair value, $1.5 billion of residential mortgage-backed securities, commercial mortgage-backed securities, and municipal bonds from available-for-sale to held-to-maturity securities. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. The related net unrealized after-tax loss of $14.1 million remained in accumulated other comprehensive income and will be amortized as a yield adjustment through earnings over the remaining life of the securities, offsetting the related net amortization of premium on the transferred securities. No gain or loss was recognized at the time of the transfer.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at March 31, 2022 and the amortized cost and fair value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years. The weighted average yield is a prospective yield computed using the amortized cost of fixed income investment securities. Actual yields earned may differ significantly based upon actual prepayments.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
March 31, 2022
Securities Available-for-Sale:
U.S. Treasuries	$34,889	0.48%	$—	—	$—	—	$—	—	$34,889	$34,724	0.48%
U.S. agency securities - excluding mortgage-backed securities	—	—	1,611	(0.22)%	1,432,229	0.46%	114,527	0.57%	1,548,367	1,548,661	0.47%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,781,961	1.36%	1,781,961	1,751,920	1.36%
Government agency collateralized mortgage obligation	—	—	—	—	—	—	1,385,198	0.23%	1,385,198	1,357,349	0.23%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	1,342	2.67%	1,342	1,340	2.67%
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,338,333	0.65%	1,338,333	1,331,410	0.65%
Government agency collateralized mortgage obligation	—	—	—	—	70,839	0.27%	—	—	70,839	70,779	0.27%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	492,565	1.42%	492,565	480,914	1.42%
Municipal bonds:
Tax-exempt	—	—	—	—	—	—	2,900,600	1.89%	2,900,600	2,664,160	1.89%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	226,738	0.83%	226,738	222,237	0.83%
Total securities available-for-sale	$34,889	0.48%	$1,611	(0.22)%	$1,503,068	0.45%	$8,241,264	1.22%	$9,780,832	$9,463,494	1.10%

Securities Held-to-Maturity:
U.S. Treasuries	$—	—	$1,245,293	1.33%	$—	—	$—	—	$1,245,293	$1,202,805	1.33%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	547,423	1.34%	547,423	512,527	1.34%
Government agency collateralized mortgage obligation	—	—	—	—	50	1.93%	113,871	0.90%	113,921	106,729	0.90%
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	—	—	53,408	1.53%	—	—	53,408	48,229	1.53%
Municipal bonds:
Tax-exempt	—	—	—	—	—	—	393,965	1.81%	393,965	349,700	1.81%
Taxable	—	—	—	—	221,917	1.87%	175,698	2.34%	397,615	358,986	2.08%
Total securities held-to-maturity	$—	—	$1,245,293	1.33%	$275,375	1.80%	$1,230,957	1.59%	$2,751,625	$2,578,976	1.50%
Total securities	$34,889	0.48%	$1,246,904	1.33%	$1,778,443	0.66%	$9,472,221	1.27%	$12,532,457	$12,042,470	1.19%

Loan Portfolio
Our loan portfolio consists primarily of mortgage warehouse loans, loans secured by bitcoin which are included in the commercial and industrial loan segment and loans secured by real estate. The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$94,161	12.6%	$105,098	11.8%
Multi-family	9,368	1.3%	56,751	6.3%
Commercial	80,279	10.8%	210,136	23.5%
Construction	—	—	7,573	0.8%
Commercial and industrial(1)	434,960	58.3%	335,862	37.6%
Reverse mortgage and other	1,137	0.2%	1,410	0.2%
Mortgage warehouse	125,435	16.8%	177,115	19.8%
Total gross loans held-for-investment	745,340	100.0%	893,945	100.0%
Deferred fees, net	(1,884)		275
Total loans held-for-investment	743,456		894,220
Allowance for loan losses	(4,442)		(6,916)
Total net loans held-for-investment	$739,014		$887,304
Loans held-for-sale(2)	$937,140		$893,194
________________________
(1)Commercial and industrial loans includes $435.0 million and $335.9 million of SEN Leverage loans as of March 31, 2022 and December 31, 2021, respectively.
(2)Loans held-for-sale includes $914.2 million and $893.2 million of mortgage warehouse loans as of March 31, 2022 and December 31, 2021, respectively.

In March 2022, the Company sold $216.1 million of commercial real estate, multi-family real estate and construction loans gross loans, and purchased a participating interest of $67.6 million of those loans, which decreased overall gross loans by approximately $148.5 million compared to December 31, 2021. In addition, there were $22.9 million of commercial real estate and construction loans transferred to held-for-sale as of March 31, 2022.

The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at March 31, 2022:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	March 31, 2022
	Due in One Year or Less	Due in One to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$16	$642	$6,472	$87,571	$94,701
Multi-family	—	8,827	540	—	9,367
Commercial	11,877	51,565	16,831	—	80,273
Commercial and industrial	185,796	246,733	4	—	432,533
Reverse mortgage and other	—	—	—	1,147	1,147
Mortgage warehouse	125,435	—	—	—	125,435
Total loans held-for-investment	$323,124	$307,767	$23,847	$88,718	$743,456
Amounts with fixed rates	$7,518	$60,433	$4,408	$2,959	$75,318
Amounts with floating rates	$315,606	$247,334	$19,439	$85,759	$668,138
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
Nonaccrual loans decreased to $3.6 million, or 0.49% of total loans, at March 31, 2022, compared to $4.0 million, or 0.45% of total loans, at December 31, 2021. The decrease in nonaccrual loans during the three months ended March 31, 2022 was due primarily to a decrease in nonaccrual reverse mortgage loans.
Total nonperforming assets were $3.6 million and $4.0 million at March 31, 2022 and December 31, 2021, respectively, or 0.02% and 0.03%, respectively, of total assets.

The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$2,986	$3,080
Reverse mortgage and other	646	923
Total nonaccrual loans	3,632	4,003
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,632	4,003
Other real estate owned, net	—	—
Total nonperforming assets	$3,632	$4,003
Ratio of nonaccrual loans to total loans(1)	0.49%	0.45%
Ratio of allowance for loan losses to nonaccrual loans	122.30%	172.77%
Ratio of nonperforming assets to total assets	0.02%	0.03%

Troubled debt restructurings
Restructured loans-nonaccrual	$563	$564
Restructured loans-accruing	1,140	1,149
Total troubled debt restructurings	$1,703	$1,713
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
Impaired Loans and TDRs.
Impaired loans also include certain loans that have been modified as troubled debt restructurings, or TDRs. As of March 31, 2022 and December 31, 2021, the Company held eight loans totaling $1.7 million that were TDRs.
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

The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2022
Real estate loans:
One-to-four family	$91,166	$549	$2,986	$—	$94,701
Multi-family	9,367	—	—	—	9,367
Commercial	65,305	13,732	1,236	—	80,273
Commercial and industrial	432,533	—	—	—	432,533
Reverse mortgage and other	501	—	646	—	1,147
Mortgage warehouse	125,435	—	—	—	125,435
Total loans held-for-investment	$724,307	$14,281	$4,868	$—	$743,456

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,916	$6,916	$6,916
Net charge-offs	—	—	—
Reversal of provision for loan losses	(2,474)	—	—
Allowance for loan losses at period end	$4,442	$6,916	$6,916

Total loans outstanding (end of period)	$743,456	$894,220	$735,306
Average loans outstanding	$792,071	$779,244	$744,557

Allowance for loan losses to period end loans	0.60%	0.77%	0.94%
Net charge-offs to average loans	0.00%	0.00%	0.00%
Our allowance for loan losses at March 31, 2022, December 31, 2021 and March 31, 2021 was $4.4 million, $6.9 million and $6.9 million, respectively, or 0.60%, 0.77% and 0.94% of loans held-for-investment for each respective period-end. The decrease in the ratio of the allowance for loan losses to loans held-for-investment from March 31, 2021 was primarily due to the lower risk profile of the loan portfolio as a result of the loan sale discussed above.
We had no charge-offs and no recoveries for all periods presented.
Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table shows the allocation of the allowance for loan losses among loan categories and percent of loans in each category to total loans as of the dates indicated. The total allowance is available to absorb losses from any loan category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2022		December 31, 2021
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$800	12.6%	$1,023	11.8%
Multi-family	100	1.3%	682	6.3%
Commercial	475	10.8%	2,017	23.5%
Construction	—	0.0%	776	0.8%
Commercial and industrial	2,499	58.3%	1,566	37.6%
Reverse mortgage and other	11	0.2%	12	0.2%
Mortgage warehouse	557	16.8%	840	19.8%
Total	$4,442	100.0%	$6,916	100.0%
________________________
(1)Loan amount as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company, substantially all of which are derived from our digital currency customer base. Deposits decreased $0.9 billion or 6.3% to $13.4 billion at March 31, 2022, compared to $14.3 billion at December 31, 2021. Noninterest bearing deposits totaled $13.3 billion, representing approximately 99.5% of total deposits at March 31, 2022, compared to $14.2 billion, representing approximately 99.5% of total deposits at December 31, 2021.

At March 31, 2022, deposits by foreign depositors amounted to $4.3 billion or 31.8% of total deposits, compared to $4.0 billion, or 28.0% of total deposits, at December 31, 2021. The Bank’s 10 largest depositors accounted for $6.5 billion in deposits, or approximately 48.2% of total deposits at March 31, 2022 compared to $6.5 billion in deposits, or approximately 45.3% of total deposits at December 31, 2021.
Deposits that meet or exceed the FDIC insurance limit of $250,000 and over totaled $13.2 billion at March 31, 2022. The amounts stated for uninsured deposits as of the reported period are estimates due to the impracticability of precisely measuring amounts of uninsured deposits for accounts held through fiduciary relationships, some portion of which may qualify for “pass-through” insurance coverage under FDIC regulations. Accordingly, a portion of our reported uninsured deposits may be eligible for pass-through deposit insurance coverage. There were no uninsured certificates of deposit at March 31, 2022.
Our growth has been accompanied by significant fluctuations in the level of our deposits, in particular our deposits from customers in the digital currency industry. The Bank’s average total digital currency deposits during the three months ended March 31, 2022 amounted to $14.7 billion, the high and low daily total digital currency deposit levels during such time were $16.2 billion and $13.2 billion, respectively, compared to an average of $10.2 billion during the three months ended December 31, 2021, and the high and low daily deposit levels were $16.0 billion and $4.6 billion, respectively.
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

	March 31, 2022		December 31, 2021
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	96	$7,960	94	$8,288
Institutional investors	966	3,109	894	4,220
Other customers	441	2,126	393	1,603
Total	1,503	$13,195	1,381	$14,111
________________________
(1)Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.00% and 0.01%, respectively, for the three months ended March 31, 2022, compared to 0.00% and 0.02%, respectively, for the three months ended March 31, 2021.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Three Months Ended March 31, 2022		Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts(1)	$14,781,601	—	$10,319,141	—
Interest bearing accounts:
Interest bearing demand accounts	5,531	0.07%	21,310	0.12%
Money market and savings accounts(2)	70,632	0.11%	70,215	0.15%
Certificates of deposit	500	0.81%	612	0.65%
Total interest bearing deposits	76,663	0.11%	92,137	0.15%
Total deposits	$14,858,264	0.00%	$10,411,278	0.00%
________________________
(1)Noninterest bearing demand accounts includes an average balance of $4.8 billion and $3.1 billion of foreign deposits for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively
(2)Money market and savings accounts includes an average balance of $0.6 million and $0.5 million of foreign deposits with an average rate paid of 0.01% and 0.05% for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2022, approximately $2.4 billion in loans and securities were pledged as collateral for our FHLB borrowings. We may use these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2022, we had $800.0 million of outstanding FHLB advances and had an additional $1.2 billion in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Three Months Ended March 31, 2022	Year Ended December 31, 2021

	(Dollars in thousands)
Amount outstanding at period-end	$800,000	$—
Weighted average interest rate at period-end	0.43%	—
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was $2.9 million as of March 31, 2022. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of March 31, 2022.
The Company has also issued subordinated debentures and has access to borrow federal funds or lines of credit with correspondent banks. At March 31, 2022, these outstanding borrowings amounted to $15.8 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At March 31, 2022, the interest rate for the Company’s next scheduled payment was 4.19%, based on six-month LIBOR of 0.44%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At March 31, 2022, the interest rate for the Company’s next scheduled payment was 2.68%, based on three-month LIBOR of 0.83%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At March 31, 2022, the Company had no outstanding balance of federal funds purchased and had available lines of credit of $108.0 million with other correspondent banks.
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
We maintain high levels of liquidity for our customers who operate in the digital currency industry, as these deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control. As a result, we have a significant amount of liquid assets such as interest earning deposits in other banks and available-for-sale securities which are comprised primarily of mortgage-backed securities backed by government-sponsored entities, collateralized mortgage obligations, municipal bonds and asset-backed securities.
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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, other lines of credit and brokered certificates of deposit. As of March 31, 2022, we had $1.2 billion of available borrowing capacity from the FHLB, $2.9 million of available borrowing capacity from the FRB and available lines of credit of $108.0 million with other correspondent banks. Cash and cash equivalents at March 31, 2022 were $1.4 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. At March 31, 2022, we had $644.4 million of credit extension commitments. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to “Note 9—Commitments and Contingencies—Off-Balance Sheet Items” of the “Notes to Unaudited Consolidated Financial Statements” under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Resources
Shareholders’ equity decreased $62.3 million to $1.5 billion at March 31, 2022, compared to $1.6 billion at December 31, 2021. The decrease in shareholders’ equity was primarily due to a decrease in accumulated other comprehensive income of $219.0 million due to the decrease in unrealized gains on available-for-sale securities portfolio and derivative assets, partially offset by a $132.0 million increase in additional paid-in capital driven by common stock issuance in exchange for assets acquired and net income for the three months ended March 31, 2022 of $27.4 million.
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
As of March 31, 2022, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2022
The Company
Tier 1 leverage ratio	$1,597,946	9.68%	$660,633	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,388,825	38.97%	160,360	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,597,946	44.84%	213,813	6.00%	N/A	N/A
Total risk-based capital ratio	1,603,983	45.01%	285,084	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,577,199	9.51%	663,196	4.00%	$828,995	5.00%
Common equity tier 1 capital ratio	1,577,199	44.28%	160,273	4.50%	231,505	6.50%
Tier 1 risk-based capital ratio	1,577,199	44.28%	213,697	6.00%	284,929	8.00%
Total risk-based capital ratio	1,583,236	44.45%	284,929	8.00%	356,161	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%
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
Exposure to interest rates is managed by structuring the balance sheet in a ‘business as usual’ or ‘base case’ scenario. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We hedge interest rate risk by utilizing interest rate floors and interest rate caps. The interest rate floors hedge our cash and securities and the interest rate caps hedge our securities and subordinated debentures. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk.
Exposure to interest rate risk is managed by the Bank’s Asset Liability Committee in accordance with policies approved by the board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital under the current interest rate outlook, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk that include an analysis of relationships between interest earning assets and interest-bearing liabilities as well as utilizing an interest rate simulation model where various rate scenarios can be analyzed.
The following table indicates that, for periods less than one year, rate-sensitive assets exceed rate-sensitive liabilities, resulting in an asset-sensitive position. For a bank with an asset-sensitive position, or positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect. While the Company is asset sensitive, we have various instruments that help reduce our interest rate risk exposure in a declining rate environment, such as interest rate floors and fixed-rate securities.

INTEREST SENSITIVITY GAP

	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non -Sensitive	Total

	(Dollars in thousands)
March 31, 2022
Assets
Interest earning assets
Loans(1)	$1,487,345	$11,778	$62,976	$1,562,099	$118,497	$1,680,596
Securities(2)	6,112,349	14,010	200,703	6,327,062	5,949,776	12,276,838
Interest earning deposits in other banks	1,173,924	135	1,130	1,175,189	3,016	1,178,205
Total earning assets	$8,773,618	$25,923	$264,809	$9,064,350	$6,071,289	$15,135,639
Liabilities
Interest bearing liabilities
Interest bearing deposits	$71,871	$—	$—	$71,871	$316	$72,187
Certificates of deposit	41	—	307	348	92	440
Total interest bearing deposits	71,912	—	307	72,219	408	72,627
FHLB advances	800,000	—	—	800,000	—	800,000
Total interest bearing liabilities	$871,912	$—	$307	$872,219	$408	$872,627
Period gap	$7,901,706	$25,923	$264,502	$8,192,131	$6,070,881	$14,263,012
Cumulative gap	$7,901,706	$7,927,629	$8,192,131	$8,192,131	$14,263,012

Ratio of cumulative gap to total earning assets	52.21%	52.38%	54.12%	54.12%	94.23%
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

The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2022:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2022	(24.87)%	0.00%	31.47%	62.62%	91.34%
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
The following table illustrates the results of our EVE analysis as of March 31, 2022.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2022	3.50%	0.00%	(8.82)%	(16.11)%	(24.43)%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2022, the Company issued 1,221,217 shares of the Company’s Class A common stock (the “Shares”) in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. The Shares were issued as part of the consideration in the Company’s acquisition of certain intellectual property and other technology assets from the Libra Association. For additional information, see the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

2.1
Asset Purchase Agreement, dated January 31, 2022, by and among Silvergate Capital Corporation, Libra Association, Diem Networks US HoldCo, Inc., Diem Networks US, Inc., Diem Networks II LLC, Diem Networks LLC, and Diem LLC (incorporated by reference to Exhibit 2.1 to Silvergate Capital Corporation’s Current Report on Form 8-K filed on February 4, 2022)

3.1
Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 2019 (File No. 333-228446)).

3.3
Articles Supplementary of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Silvergate Capital Corporation’s Current Report on Form 8-K filed on August 4, 2021)

10.1
Registration Rights Agreement, dated January 31, 2022, by and among Silvergate Capital Corporation and the Holders party thereto (incorporated by reference to Exhibit 10.1 to Silvergate Capital Corporation’s Current Report on Form 8-K filed on February 4, 2022)

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

SILVERGATE CAPITAL CORPORATION

Date:	May 9, 2022	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)