Form 10-Q
period 2022-06-30
Silvergate Capital Corp
filed 2022-08-08
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ending June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 31,657,281 shares of Class A voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value and Per Share Amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$256,378	$208,193
Interest earning deposits in other banks	1,637,410	5,179,753
Cash and cash equivalents	1,893,788	5,387,946
Securities available-for-sale, at fair value	8,686,307	8,625,259
Securities held-to-maturity, at amortized cost (fair value of $2,822,759 at June 30, 2022)	3,131,321	—
Loans held-for-sale, at lower of cost or fair value	872,056	893,194
Loans held-for-investment, net of allowance for loan losses of $4,442 and $6,916 at June 30, 2022 and December 31, 2021, respectively	594,671	887,304
Other investments	63,456	34,010
Accrued interest receivable	72,463	40,370
Premises and equipment, net	3,328	3,008
Intangible assets	190,455	—
Derivative assets	104,995	34,056
Safeguarding assets	52,838	—
Other assets	234,816	100,348
Total assets	$15,900,494	$16,005,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$13,436,017	$14,213,472
Interest bearing accounts	64,703	77,156
Total deposits	13,500,720	14,290,628
Federal home loan bank advances	800,000	—
Subordinated debentures, net	15,852	15,845
Safeguarding liabilities	52,838	—
Accrued expenses and other liabilities	107,865	90,186
Total liabilities	14,477,275	14,396,659
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; $1,000 per share liquidation preference, 200 shares issued and outstanding at June 30, 2022 and December 31, 2021	2	2
Class A common stock, $0.01 par value—150,000 shares authorized and 31,641 shares issued and outstanding at June 30, 2022; 125,000 shares authorized and 30,403 shares issued and outstanding at December 31, 2021	316	304
Class B non-voting common stock, $0.01 par value—no shares authorized and no shares issued and outstanding at June 30, 2022; 25,000 shares authorized and no shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,554,627	1,421,592
Retained earnings	254,475	193,860
Accumulated other comprehensive loss	(386,201)	(6,922)
Total shareholders’ equity	1,423,219	1,608,836
Total liabilities and shareholders’ equity	$15,900,494	$16,005,495
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$22,054	$17,158	$40,341	$33,755
Taxable securities	30,986	8,324	48,765	11,916
Tax-exempt securities	14,820	3,123	28,004	4,818
Other interest earning assets	3,008	1,599	4,393	2,878
Dividends and other	719	466	922	609
Total interest income	71,587	30,670	122,425	53,976
Interest expense
Deposits	2	35	23	81
Federal home loan bank advances and other	796	—	866	—
Subordinated debentures	243	252	495	497
Total interest expense	1,041	287	1,384	578
Net interest income before provision for loan losses	70,546	30,383	121,041	53,398
Reversal of provision for loan losses	—	—	(2,474)	—
Net interest income after provision for loan losses	70,546	30,383	123,515	53,398
Noninterest income
Deposit related fees	8,808	11,308	17,776	18,432
Mortgage warehouse fee income	555	753	1,206	1,707
Loss on sale of securities, net	(199)	—	(804)	—
Other income	50	8	486	20
Total noninterest income	9,214	12,069	18,664	20,159
Noninterest expense
Salaries and employee benefits	16,356	10,260	31,900	21,250
Occupancy and equipment	1,063	599	1,649	1,213
Communications and data processing	2,967	1,796	5,729	3,417
Professional services	6,280	2,594	9,234	4,311
Federal deposit insurance	1,495	3,844	3,257	6,140
Correspondent bank charges	801	812	1,629	1,309
Other loan expense	682	280	1,066	454
Other general and administrative	908	1,334	4,106	3,031
Total noninterest expense	30,552	21,519	58,570	41,125
Income before income taxes	49,208	20,933	83,609	32,432
Income tax expense (benefit)	10,603	(2)	17,618	(1,213)
Net income	38,605	20,935	65,991	33,645
Dividends on preferred stock	2,688	—	5,376	—
Net income available to common shareholders	$35,917	$20,935	$60,615	$33,645
Basic earnings per common share	$1.14	$0.81	$1.93	$1.40
Diluted earnings per common share	$1.13	$0.80	$1.92	$1.37
Weighted average common shares outstanding:
Basic	31,635	25,707	31,428	24,114
Diluted	31,799	26,102	31,601	24,565
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$38,605	$20,935	$65,991	$33,645
Other comprehensive income (loss):
Change in net unrealized loss on available-for-sale securities	(197,397)	(4,438)	(521,623)	(17,872)
Less: Reclassification adjustment for net loss included in net income	199	—	804	—
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,657	—	2,431	—
Income tax effect	56,641	1,251	150,861	4,941
Unrealized loss on available-for-sale securities, net of tax	(138,900)	(3,187)	(367,527)	(12,931)
Change in net unrealized loss on derivative assets	(30,671)	(8,074)	(16,068)	(15,534)
Less: Reclassification adjustment for net gain included in net income	(510)	(510)	(1,461)	(1,014)
Income tax effect	9,807	2,433	5,777	4,622
Unrealized loss on derivative instruments, net of tax	(21,374)	(6,151)	(11,752)	(11,926)
Other comprehensive loss	(160,274)	(9,338)	(379,279)	(24,857)
Total comprehensive (loss) income	$(121,669)	$11,597	$(313,288)	$8,788
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	18,769,771	$188	64,197	$1	$129,726	$118,348	$46,036	$294,299
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	12,710	(15,519)	(2,809)
Issuance of stock, net	—	—	5,860,858	58	—	—	423,482	—	—	423,540
Conversion of Class B common stock to Class A common stock	—	—	64,197	1	(64,197)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	290	—	—	290
Exercise of stock options, net of shares withheld for employee taxes	—	—	124,848	1	—	—	(1,700)	—	—	(1,699)
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	294	—	—	—	—	—	—	—
Balance at March 31, 2021	—	—	24,819,968	248	—	—	551,798	131,058	30,517	713,621
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	20,935	(9,338)	11,597
Issuance of stock, net	—	—	1,496,461	15	—	—	143,990	—	—	144,005
Stock-based compensation	—	—	—	—	—	—	496	—	—	496
Exercise of stock options	—	—	176,834	2	—	—	786	—	—	788
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	14,392	—	—	—	—	—	—	—
Balance at June 30, 2021	—	$—	26,507,655	$265	—	$—	$697,070	$151,993	$21,179	$870,507

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	200,000	$2	30,402,706	$304	—	$—	$1,421,592	$193,860	$(6,922)	$1,608,836
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	27,386	(219,005)	(191,619)
Dividends on preferred stock	—	—	—	—	—	—	—	(2,688)	—	(2,688)
Issuance of stock, net	—	—	1,221,217	12	—	—	131,505	—	—	131,517
Stock-based compensation	—	—	—	—	—	—	729	—	—	729
Exercise of stock options	—	—	1,840	—	—	—	30	—	—	30
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	4,552	—	—	—	(309)	—	—	(309)
Balance at March 31, 2022	200,000	2	31,630,315	316	—	—	1,553,547	218,558	(225,927)	1,546,496
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	38,605	(160,274)	(121,669)
Dividends on preferred stock	—	—	—	—	—	—	—	(2,688)	—	(2,688)
Stock-based compensation	—	—	—	—	—	—	1,019	—	—	1,019
Exercise of stock options	—	—	5,260	—	—	—	61	—	—	61
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	5,392	—	—	—	—	—	—	—
Balance at June 30, 2022	200,000	$2	31,640,967	$316	—	$—	$1,554,627	$254,475	$(386,201)	$1,423,219
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$65,991	$33,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,628	1,277
Amortization of securities premiums and discounts, net	85,558	9,668
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	(1,013)	310
Stock-based compensation	1,748	786
Reversal of provision for loan losses	(2,474)	—
Originations of loans held-for-sale	(5,540,815)	(6,424,745)
Proceeds from sales of loans held-for-sale	5,560,213	6,542,129
Other gains, net	(3,479)	(1,892)
Other, net	(865)	882
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(56,416)	(45,838)
Accrued expenses and other liabilities	58,772	7,179
Net cash provided by operating activities	168,848	123,401
Cash flows from investing activities
Purchases of securities available-for-sale	(3,446,732)	(5,363,805)
Proceeds from sale of securities available-for-sale	507,186	—
Proceeds from paydowns and maturities of securities available-for-sale	308,144	87,583
Purchases of securities held-to-maturity	(1,250,420)	—
Proceeds from paydowns and maturities of securities held-to-maturity	55,741	—
Loan payments, net	136,315	6,286
Proceeds from sale of loans, net	162,086	—
Purchase of federal home loan and federal reserve bank stock, net	(27,730)	(14,610)
Purchase of premises and equipment	(773)	(176)
Payments to acquire intangible assets	(58,881)	—
Payments for derivative contracts, net	(50,667)	(22,613)
Other, net	(1,716)	—
Net cash used in investing activities	(3,667,447)	(5,307,335)
Cash flows from financing activities
Net change in noninterest bearing deposits	(777,455)	6,157,059
Net change in interest bearing deposits	(12,453)	(33,529)
Net change in federal home loan bank advances	800,000	—
Proceeds from common stock issuance, net	(57)	567,545
Payments of preferred stock dividends	(5,376)	—
Proceeds from stock option exercise	91	1,232
Taxes paid related to net share settlement of equity awards	(309)	(2,143)
Net cash provided by financing activities	4,441	6,690,164
Net (decrease) increase in cash and cash equivalents	(3,494,158)	1,506,230
Cash and cash equivalents, beginning of period	5,387,946	2,962,087
Cash and cash equivalents, end of period	$1,893,788	$4,468,317
Supplemental cash flow information:
Cash paid for interest	$1,331	$593
Income taxes paid, net	12,789	3,347
Supplemental noncash disclosures:
Transfers of securities from available-for-sale to held-to-maturity	$1,945,473	$—
Common stock issued in exchange for assets acquired	131,574	—
Changes in safeguarding assets	(52,838)	—
Changes in safeguarding liabilities	52,838	—
Loans held-for-investment transferred to loans held-for-sale	23,001	—
Loans held-for-sale transferred to loans held-for-investment	11,780	—
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
Recently Issued Accounting Pronouncements Not Yet Effective
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (or “ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, as of the ASU 2019-10 effective date, such as the Company to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively. The new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline is determined to be other-than-temporary. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The amendment eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructuring by creditors when a borrow is experiencing financial difficulty. In addition, the update requires public business entities to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination. In relation to the loan portfolio, the Company formed a CECL implementation committee in 2018 which prepared a project plan to migrate towards the adoption date. As part of the project plan, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. As part of this process, the Company has determined preliminary loan pool segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company operationalized an initial CECL model and is running this preliminary CECL model alongside the existing incurred loss methodology. The Company intends to continue to refine and run the model until the expected adoption date on January 1, 2023. The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (or “ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate (or “LIBOR”) or other interbank offered rate (reference rates) on financial reporting. On March 5, 2021, the U.K. Financial Conduct Authority, the regulatory supervisor for ICE Benchmark Administration, the administrator of LIBOR, announced that the overnight and one, three, six and twelve month USD LIBOR will be discontinued on June 30, 2023. It was originally expected that LIBOR would be discontinued by the end of 2021. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. In January 2020, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 to include derivative instruments impacted by discounting transition. The Company has created a subcommittee of the Asset Liability Management Committee to address the LIBOR transition and phase-out issues. The Company has identified its LIBOR-based contracts that will be impacted by the transition away from of LIBOR, and is incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. The Company is continuing to evaluate the impact that ASU 2020-04 will have on those financial assets where LIBOR is used as an index rate.
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Adopted Accounting Pronouncements
In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provided interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding safeguarding asset, both of which are measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. SAB 121 was effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company adopted this guidance as of June 30, 2022 with retrospective application as of January 1, 2022, and concluded that as of June 30, 2022, $52.8 million of safeguarding liabilities and corresponding safeguarding assets were subject to the guidance in SAB 121 and were recorded on the Company’s statement of financial position. The safeguarding liabilities and corresponding safeguarding assets represent the fair value of certain bitcoin collateral for the SEN Leverage loan product held by exchanges or other custodians at the end of the reporting period. The Bank works with regulated digital asset exchanges and custodians as well as other indirect lenders, to act as its collateral custodians for such loans and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. The collateral custodians hold the cryptographic key information, maintain the recordkeeping of the assets and are obligated to secure the assets and protect them from loss or theft. The bitcoin collateral for the SEN Leverage loans may be subject to SAB 121 depending on, among other factors, the underlying contracts with the custodians, including direct or indirect relationships with the custodian and the titling of the custodial accounts in the name of the Bank for the benefit of the borrowers. These specific collateral arrangements resulted in a risk profile consistent with the intent of SAB 121, and therefore were recorded on the statement of financial condition.

Note 2—Debt Securities
The following tables summarize the amortized cost, fair value of securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income and gross unrecognized gains and losses of available-for-sale and held-to-maturity debt securities at the dates indicated are as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale securities
U.S. Treasuries	$34,931	$—	$(272)	$34,659
U.S. agency securities - excluding mortgage-backed securities	1,471,948	9,244	(7,453)	1,473,739
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,771,646	—	(56,782)	1,714,864
Government agency collateralized mortgage obligation	1,287,172	—	(35,893)	1,251,279
Private-label collateralized mortgage obligation	141,343	1	(730)	140,614
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1,315,262	4,021	(6,125)	1,313,158
Government agency collateralized mortgage obligation	13,868	—	(114)	13,754
Private-label collateralized mortgage obligation	488,580	—	(22,660)	465,920
Municipal bonds:
Tax-exempt	2,422,852	—	(352,143)	2,070,709
Asset backed securities:
Government sponsored student loan pools	215,811	—	(8,200)	207,611
Total available-for-sale	$9,163,413	$13,266	$(490,372)	$8,686,307

	June 30, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Held-to-maturity securities
U.S. Treasuries	$1,245,699	$—	$(57,873)	$1,187,826
Residential mortgage-backed securities:
Government agency mortgage-backed securities	525,469	—	(52,782)	472,687
Government agency collateralized mortgage obligation	106,514	—	(8,763)	97,751
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	53,395	—	(7,925)	45,470
Municipal bonds:
Tax-exempt	802,618	—	(115,341)	687,277
Taxable	397,626	—	(65,878)	331,748
Total held-to-maturity	$3,131,321	$—	$(308,562)	$2,822,759

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale securities
U.S. agency securities - excluding mortgage-backed securities	$1,177,452	$7,320	$(6,005)	$1,178,767
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,428,365	130	(14,378)	1,414,117
Government agency collateralized mortgage obligation	1,659,125	1,617	(15,739)	1,645,003
Private-label collateralized mortgage obligation	1,425	19	(11)	1,433
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1,106,680	1,886	(4,962)	1,103,604
Government agency collateralized mortgage obligation	212,266	19	(1,370)	210,915
Private-label collateralized mortgage obligation	144,204	227	(797)	143,634
Municipal bonds:
Tax-exempt	2,272,794	33,153	(8,210)	2,297,737
Taxable	403,279	341	(6,016)	397,604
Asset backed securities:
Government sponsored student loan pools	233,374	97	(1,026)	232,445
Total available-for-sale	$8,638,964	$44,809	$(58,514)	$8,625,259
During the six months ended June 30, 2022, the Company transferred, at fair value, $1.9 billion of residential mortgage-backed securities, commercial mortgage-backed securities, and municipal bonds from available-for-sale to held-to-maturity securities. The decision to re-designate the securities was based on the Company’s ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. The related net unrealized after-tax loss of $40.6 million remained in accumulated other comprehensive income and will be amortized as a yield adjustment through earnings over the remaining life of the securities, offsetting the related net amortization of premium on the transferred securities. No gain or loss was recognized at the time of the transfer.
Held-to-maturity securities pledged for borrowings or for other purposes as required or permitted by law had a fair value of $1.8 billion as of June 30, 2022. There were no securities pledged as of December 31, 2021.
At June 30, 2022, the total fair value of securities issued by one individual issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $260.8 million.

Securities with unrealized and unrecognized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position, are as follows:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Available-for-sale securities
U.S. Treasuries	$34,659	$(272)	$—	$—	$34,659	$(272)
U.S. agency securities - excluding mortgage-backed securities	439,171	(3,910)	247,108	(3,543)	686,279	(7,453)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,714,798	(56,781)	67	(1)	1,714,865	(56,782)
Government agency collateralized mortgage obligation	791,946	(21,774)	459,333	(14,119)	1,251,279	(35,893)
Private-label collateralized mortgage obligation	139,988	(713)	394	(17)	140,382	(730)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	561,913	(5,468)	58,000	(657)	619,913	(6,125)
Government agency collateralized mortgage obligation	13,754	(114)	—	—	13,754	(114)
Private-label collateralized mortgage obligation	445,800	(22,042)	20,120	(618)	465,920	(22,660)
Municipal bonds:
Tax-exempt	2,041,098	(345,513)	29,611	(6,630)	2,070,709	(352,143)
Asset backed securities:
Government sponsored student loan pools	157,635	(6,320)	49,976	(1,880)	207,611	(8,200)
	$6,340,762	$(462,907)	$864,609	$(27,465)	$7,205,371	$(490,372)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

	(Dollars in thousands)
Held-to-maturity securities
U.S. Treasuries	$1,187,826	$(57,873)	$—	$—	$1,187,826	$(57,873)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	472,687	(58,097)	—	—	472,687	(58,097)
Government agency collateralized mortgage obligation	40	(4,567)	97,639	(7,189)	97,679	(11,756)
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	45,470	(8,961)	—	—	45,470	(8,961)
Municipal bonds:
Tax-exempt	677,641	(153,274)	9,636	(2,315)	687,277	(155,589)
Taxable	313,977	(68,611)	17,771	(2,659)	331,748	(71,270)
	$2,697,641	$(351,383)	$125,046	$(12,163)	$2,822,687	$(363,546)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Available-for-sale securities
U.S. agency securities - excluding mortgage-backed securities	$761,711	$(6,005)	$—	$—	$761,711	$(6,005)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,357,080	(14,378)	70	—	1,357,150	(14,378)
Government agency collateralized mortgage obligation	1,513,388	(15,732)	650	(7)	1,514,038	(15,739)
Private-label collateralized mortgage obligation	—	—	433	(11)	433	(11)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	435,055	(4,962)	—	—	435,055	(4,962)
Government agency collateralized mortgage obligation	189,397	(1,370)	—	—	189,397	(1,370)
Private-label collateralized mortgage obligation	98,173	(656)	6,791	(141)	104,964	(797)
Municipal bonds:
Tax-exempt	1,025,689	(8,210)	—	—	1,025,689	(8,210)
Taxable	339,041	(6,016)	—	—	339,041	(6,016)
Asset backed securities:
Government sponsored student loan pools	168,204	(803)	32,783	(223)	200,987	(1,026)
	$5,887,738	$(58,132)	$40,727	$(382)	$5,928,465	$(58,514)
As indicated in the tables above, as of June 30, 2022, the Company’s investment securities had gross unrealized losses totaling approximately $853.9 million, compared to approximately $58.5 million at December 31, 2021. The Company analyzes all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis, the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at June 30, 2022. Management continues to expect to recover the adjusted amortized cost basis of these securities.
As of June 30, 2022, the Company had 627 securities whose estimated fair value declined 7.85% from the Company’s amortized cost; at December 31, 2021, the Company had 323 securities whose estimated fair value declined 0.98% from the Company’s amortized cost. These unrealized losses on securities are primarily due to changes in market interest rates or widening of credit spreads since their purchase dates. Current unrealized losses are expected to recover as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell before recovery of the amortized cost basis.
For the three months ended June 30, 2022, the Company received $75.1 million in proceeds and recognized $1.0 million of gains and $1.2 million losses on sales of available-for-sale securities. For the six months ended June 30, 2022, the Company received $507.2 million in proceeds and recognized $4.8 million of gains and $5.6 million losses on sales of available-for-sale securities. There were no sales or calls of securities for the three and six months ended June 30, 2021.
There were no credit losses associated with our securities portfolio recognized in earnings for the three and six months ended June 30, 2022 and 2021.
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

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$34,931	$34,659	$—	$—
After one year through five years	141,467	140,705	2,243	2,170
After five years through ten years	1,426,142	1,427,417	1,406,395	1,401,733
After ten years	7,560,873	7,083,526	7,230,326	7,221,356
Total	$9,163,413	$8,686,307	$8,638,964	$8,625,259
Held-to-maturity securities
Within one year	$—	$—	$—	$—
After one year through five years	1,258,067	1,198,361	—	—
After five years through ten years	454,106	388,158	—	—
After ten years	1,419,148	1,236,240	—	—
Total	$3,131,321	$2,822,759	$—	$—
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
Commercial and industrial. Commercial and industrial loans consist of U.S. dollar denominated loans to businesses that are collateralized almost exclusively by bitcoin or U.S. dollars, also known as our core lending product, SEN Leverage. Commercial and industrial loans may also consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risks may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Borrowers accessing SEN Leverage provide bitcoin or U.S. dollars as collateral in an amount greater than the line of credit eligible to be advanced. The Bank works with regulated digital currency exchanges and other indirect lenders, as the case may be, to both act as its collateral custodian for such loans, and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. At no time does the Bank directly hold the pledged bitcoin digital currency. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise. The outstanding balance of gross SEN Leverage loans was $302.6 million and $335.9 million at June 30, 2022 and December 31, 2021, respectively. Unfunded commitments on SEN Leverage loans were $1.1 billion and $234.6 million at June 30, 2022 and December 31, 2021, respectively.
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

Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding primarily for single-family residential mortgage loans originated by mortgage bankers or other lenders. The Company holds legal title to such loans from the date they are funded by the Company until the loans are sold to secondary market investors pursuant to pre-existing take out commitments, generally within a few weeks of origination, with loan sale proceeds applied to pay down Company funding. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. At June 30, 2022 and December 31, 2021, gross mortgage warehouse loans were approximately $1.0 billion and $1.1 billion, respectively.
A summary of loans as of the periods presented are as follows:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Real estate loans:
One-to-four family	$82,671	$105,098
Multi-family	8,827	56,751
Commercial	69,637	210,136
Construction	—	7,573
Commercial and industrial	302,610	335,862
Reverse mortgage and other	1,110	1,410
Mortgage warehouse	136,485	177,115
Total gross loans held-for-investment	601,340	893,945
Deferred fees, net	(2,227)	275
Total loans held-for-investment	599,113	894,220
Allowance for loan losses	(4,442)	(6,916)
Total loans held-for-investment, net	$594,671	$887,304
Total loans held-for-sale(1)	$872,056	$893,194
________________________
(1)Loans held-for-sale are comprised entirely of mortgage warehouse loans for all periods presented.
At June 30, 2022 and December 31, 2021, approximately $162.2 million and $381.0 million, respectively, of the Company’s gross loans held-for-investment were collateralized by various forms of real estate, primarily located in California. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. At June 30, 2022 and December 31, 2021, approximately $302.6 million and $335.9 million, respectively, of the Company’s gross loans held-for-investment was collateralized primarily by bitcoin and U.S. dollars. The loan to value ratio of these loans fluctuates in relation to value of bitcoin held as collateral, which may be volatile and there is no assurance that customers will be able to timely provide additional collateral under these loans in a scenario where the value of the bitcoin drops precipitously. The Company monitors and manages concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics.
Recorded investment in loans excludes accrued interest receivable due to immateriality. Accrued interest on loans held-for-investment totaled approximately $3.9 million and $3.3 million at June 30, 2022 and December 31, 2021, respectively.

Allowance for Loan Losses
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended June 30, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, March 31, 2022	$800	$100	$475	$—	$2,499	$11	$557	$4,442
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(156)	8	(11)	—	39	2	118	—
Balance, June 30, 2022	$644	$108	$464	$—	$2,538	$13	$675	$4,442

	Three Months Ended June 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, March 31, 2021	$1,634	$828	$3,251	$493	$360	$18	$332	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(375)	(85)	(313)	19	885	(7)	(124)	—
Balance, June 30, 2021	$1,259	$743	$2,938	$512	$1,245	$11	$208	$6,916

	Six Months Ended June 30, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2021	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(379)	(574)	(1,553)	(776)	972	1	(165)	(2,474)
Balance, June 30, 2022	$644	$108	$464	$—	$2,538	$13	$675	$4,442

	Six Months Ended June 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	14	(135)	1,128	(78)	(686)	(28)	(215)	—
Balance, June 30, 2021	$1,259	$743	$2,938	$512	$1,245	$11	$208	$6,916

	June 30, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$26	$—	$—	$—	$—	$—	$—	$26
General portfolio allocation	618	108	464	—	2,538	13	675	4,416
Total allowance for loan losses	$644	$108	$464	$—	$2,538	$13	$675	$4,442
Loans evaluated for impairment:
Specifically evaluated	$4,083	$—	$1,174	$—	$—	$612	$—	$5,869
Collectively evaluated	78,998	8,827	68,454	—	299,972	508	136,485	593,244
Total loans held-for-investment	$83,081	$8,827	$69,628	$—	$299,972	$1,120	$136,485	$599,113

	December 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$29	$—	$—	$—	$—	$—	$—	$29
General portfolio allocation	994	682	2,017	776	1,566	12	840	6,887
Total allowance for loan losses	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916
Loans evaluated for impairment:
Specifically evaluated	$4,229	$—	$1,956	$—	$—	$923	$—	$7,108
Collectively evaluated	101,609	56,855	208,170	7,502	335,362	499	177,115	887,112
Total loans held-for-investment	$105,838	$56,855	$210,126	$7,502	$335,362	$1,422	$177,115	$894,220
Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,827	$3,786	$—
Commercial	1,175	1,174	—
Reverse mortgage and other	612	612	—
	5,614	5,572	—
With an allowance recorded:
Real estate loans:
One-to-four family	294	297	26
	294	297	26
Total impaired loans	$5,908	$5,869	$26

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,616	$3,927	$—
Commercial	1,955	1,956	—
Reverse mortgage and other	914	923	—
	7,485	6,806	—
With an allowance recorded:
Real estate loans:
One-to-four family	323	302	29
	323	302	29
Total impaired loans	$7,808	$7,108	$29

	Three Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,765	$48	$6,931	$63
Commercial	1,174	28	9,904	133
Commercial and industrial	—	—	212	4
Reverse mortgage and other	623	—	880	—
	5,562	76	17,927	200
With an allowance recorded:
Real estate loans:
One-to-four family	298	5	365	2
	298	5	365	2
Total impaired loans	$5,860	$81	$18,292	$202

	Six Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$3,810	$65	$5,955	$140
Commercial	1,850	48	9,849	261
Commercial and industrial	—	—	230	9
Reverse mortgage and other	726	—	748	—
	6,386	113	16,782	410
With an allowance recorded:
Real estate loans:
One-to-four family	299	6	215	3
Reverse mortgage and other	—	—	129	—
	299	6	344	3
Total impaired loans	$6,685	$119	$17,126	$413
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

The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$4,233	$5	$2,996	$7,234	$75,847	$83,081	$3,112	$—
Multi-family	—	—	—	—	8,827	8,827	—	—
Commercial	—	—	—	—	69,628	69,628	—	—
Commercial and industrial	—	—	—	—	299,972	299,972	—	—
Reverse mortgage and other	—	—	—	—	1,120	1,120	612	—
Mortgage warehouse	—	—	—	—	136,485	136,485	—	—
Total loans held-for-investment	$4,233	$5	$2,996	$7,234	$591,879	$599,113	$3,724	$—

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,176	$—	$2,985	$4,161	$101,677	$105,838	$3,080	$—
Multi-family	—	—	—	—	56,855	56,855	—	—
Commercial	—	—	—	—	210,126	210,126	—	—
Construction	—	—	—	—	7,502	7,502	—	—
Commercial and industrial	—	—	—	—	335,362	335,362	—	—
Reverse mortgage and other	—	—	—	—	1,422	1,422	923	—
Mortgage warehouse	—	—	—	—	177,115	177,115	—	—
Total loans held-for-investment	$1,176	$—	$2,985	$4,161	$890,059	$894,220	$4,003	$—
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
As of June 30, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $1.6 million and $1.7 million, respectively. The Company has allocated $26,000 of specific allowance for those loans at June 30, 2022 and $29,000 at December 31, 2021. The Company has not committed to advance additional amounts on these TDRs. No loans were modified as TDRs during the three and six months ended June 30, 2021.

Modifications of loans classified as TDRs during the periods presented, are as follows:

	Three and Six Months Ended June 30, 2022
	Number of Loans	Pre- Modifications Outstanding Recorded Investment	Post- Modifications Outstanding Recorded Investment

	(Dollars in thousands)
Troubled debt restructurings:
Real estate loans:
One-to-four family	1	$63	$136
The TDRs described above had no impact on the allowance for loan losses and no impact to charge-offs during the three and six months ended June 30, 2022.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three and six months ended June 30, 2022 or 2021. There was no provision for loan loss or charge-offs for TDRs that subsequently defaulted during the three and six months ended June 30, 2022 or 2021.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2022
Real estate loans:
One-to-four family	$78,943	$1,026	$3,112	$—	$83,081
Multi-family	8,827	—	—	—	8,827
Commercial	65,207	3,247	1,174	—	69,628
Commercial and industrial	299,972	—	—	—	299,972
Reverse mortgage and other	508	—	612	—	1,120
Mortgage warehouse	136,485	—	—	—	136,485
Total loans held-for-investment	$589,942	$4,273	$4,898	$—	$599,113

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220
Purchases and Sales
The following table presents loans held-for-investment purchased and/or sold during the year by portfolio segment:

	Six Months Ended June 30,
	2022		2021
	Purchases	Sales(1)	Purchases	Sales

	(Dollars in thousands)
Real estate loans:
Multi-family	$—	$54,227	$1,040	$—
Commercial	—	155,011	—	—
Construction	—	6,823	—	—
	$—	$216,061	$1,040	$—
________________________
(1)In conjunction with the loan sales during the six months ended June 30, 2022, the Company purchased a participating interest of $67.6 million of the loans sold to the buyer.
Related Party Loans
The Company had no outstanding balance of related party loans at June 30, 2022 and $7.7 million outstanding as of December 31, 2021. During the six months ended June 30, 2022, the Company received $7.7 million in proceeds from loan sales and principal payments.

Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on our FHLB advances during the period presented:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021

	(Dollars in thousands)
Amount outstanding at period-end	$800,000	$—
Weighted average interest rate at period-end	1.64%	—
FHLB advances or borrowing capacity can be secured with eligible collateral consisting of qualifying real estate loans or certain securities. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements and as of June 30, 2022 and December 31, 2021, were limited in the aggregate to 35% of the Bank’s total assets. Loans and securities of approximately $2.8 billion and $1.4 billion were pledged to the FHLB as of June 30, 2022 and December 31, 2021, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $1.6 billion and $1.0 billion as of June 30, 2022 and December 31, 2021, respectively.
FRB Advances
The Bank is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $63.3 million and $6.0 million were pledged to the FRB at June 30, 2022 and December 31, 2021, respectively. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was approximately $39.1 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, there were no FRB advances outstanding.
Repurchase Agreements
The Bank occasionally borrows under repurchase agreements with brokers, accounted for as secured borrowings. At June 30, 2022 and December 31, 2021, there were no repurchase agreements outstanding.
Federal Funds Purchased
The Bank may borrow up to an aggregate $108.0 million, overnight on an unsecured basis, from two of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Bank’s credit profile. At June 30, 2022 and December 31, 2021, the Company had no outstanding balance of federal funds purchased.
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
Under the terms of the Purchase Agreement, the aggregate purchase price for the acquired assets consisted of (i) $50.0 million in cash consideration and (ii) 1,221,217 shares of the Company’s Class A common stock. The value of the total transaction consideration was $181.6 million. The Company accounted for the purchase as an asset acquisition and has capitalized direct transaction costs related to the purchase as well as development costs of $8.9 million, bringing the total intangible asset to $190.5 million at June 30, 2022.
Note 6—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At June 30, 2022, the interest rate for the Company’s next scheduled payment was

4.19%, based on six-month LIBOR of 0.44%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At June 30, 2022, the interest rate for the Company’s next scheduled payment was 3.68%, based on three-month LIBOR of 1.83%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
The outstanding balance of the subordinated debentures was $15.9 million, net of $0.1 million unamortized debt issuance costs as of June 30, 2022 and $15.8 million, net of $0.1 million unamortized debt issuance costs as of December 31, 2021.
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
Interest rate swaps. In 2022, the Company entered into a pay-fixed/receive floating rate interest rate swap for a notional amount of $2.5 billion designated as cash flow hedge of certain available-for-sale securities and a two-year forward starting receive fixed/pay floating rate interest rate swap for a notional amount of $1.5 billion that were designated as fair value hedge of certain available-for-sale securities (collectively the “2022 Swap Agreements”). The 2022 Swap Agreements were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The 2022 Swap Agreements were based on SOFR Overnight index and had original expiration dates in 2024 and 2029, respectively.
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
Interest rate floors. In 2022, the Company entered into an interest rate floor agreement (the “2022 Floor Agreement”) for a total notional amount of $1.0 billion to hedge cash flow receipts on securities, cash or loans, if needed. The 2022 Floor Agreement expires in May 2029. The Company utilized this 2022 Floor Agreement as a hedge against adverse changes in cash flows on the designated securities, cash, or loans attributable to fluctuations in the SOFR-30 Day Average index below 2.577%, as applicable. The 2022 Floor Agreement was determined to be fully effective during all periods presented and, as such, no amount of ineffectiveness has been included in net income. The upfront fee paid to the counterparty in entering into this 2022 Floor Agreement was approximately $57.6 million.
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
Interest rate caps. In 2021, the Company entered into 26 interest rate cap agreements with a total notional amount of $552.8 million (“Federal Funds Rate Cap Agreements”). The Federal Funds Rate Cap Agreements are designated as fair value hedges against changes in the fair value of certain fixed rate tax-exempt municipal bonds. The Company utilizes the interest rate caps as hedges against adverse changes in interest rates on the designated securities attributable to fluctuations in the federal funds rate above 2.00%, as applicable. An increase in the benchmark interest rate hedged reduces the fair value of these assets. The Federal Funds Rate Cap Agreements expire on various dates from 2027 to 2032. The upfront fee paid to the counterparties was approximately $24.7 million. The Company expects the Federal Funds Rate Cap Agreements to remain effective during the remaining term of the respective agreements. During the three months ended March 31, 2022, the Company sold certain tax-exempt municipal bonds and $16.5 million notional amount of the related interest rate caps for $1.1 million in proceeds for the interest rate caps and recognized a gain of $0.4 million which was recognized immediately in other noninterest income on the statement of operations. The Company may receive collateral or may be required to post collateral based upon market valuation. As of June 30, 2022, the Company held $47.7 million in cash collateral posted by the counterparty.
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

	June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swap	Derivative liabilities	$16,164	Derivative liabilities	$—
Cash flow hedge interest rate floor	Derivative assets	59,737	Derivative assets	18,992
Cash flow hedge interest rate cap	Derivative assets	—	Derivative assets	—
Fair value hedge interest rate swap	Derivative assets	3,074	Derivative assets	—
Fair value hedge interest rate cap	Derivative assets	42,184	Derivative assets	15,064

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$2,556,606	$697,437	$(18,653)	$—
The following table summarizes the effects of derivatives in cash flow and fair value hedging relationships designated as hedging instruments on the Company’s AOCI and consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021		2022	2021

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swap	$(12,242)	$—	Interest income - Taxable securities	$3,922	$—
Cash flow hedge interest rate floor	(948)	305	Interest income - Other interest earning assets	72	140
Cash flow hedge interest rate floor	(8,250)	1,221	Interest income - Taxable securities	(24)	1,073
Cash flow hedge interest rate cap	—	—	Interest expense - Subordinated debentures	(81)	(101)
Fair value hedge interest rate cap(1)	(2,206)	(8,998)

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swap	$(12,242)	$—	Interest income - Taxable securities	$3,922	$—
Cash flow hedge interest rate floor	(1,805)	(1,145)	Interest income - Other interest earning assets	203	276
Cash flow hedge interest rate floor	(11,676)	(4,579)	Interest income - Taxable securities	1,008	2,125
Cash flow hedge interest rate cap	—	—	Interest expense - Subordinated debentures	(177)	(200)
Fair value hedge interest rate cap(1)	11,401	(8,623)
________________________
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in other comprehensive income.
The Company estimates that approximately $15.0 million of net derivative loss for cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.

The following table presents the effect of fair value hedge accounting on the Company’s consolidated statements of operations for the periods presented.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended June 30,
	2022		2021
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$30,986	$14,820	$8,324	$3,123
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$(3,117)	$(12,188)	$487	$743
Derivatives designated as hedging instruments	3,074	12,188	(496)	(743)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(599)	—	(454)

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Six Months Ended June 30,
	2022		2021
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$48,765	$28,004	$11,916	$4,818
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$(3,117)	$(15,889)	$(585)	$—
Derivatives designated as hedging instruments	3,074	15,889	557	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(1,209)	—	(479)

Note 8—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended June 30,
	2022		2021
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$10,336	21.0%	$4,396	21.0%
State tax, net of federal benefit	4,041	8.2%	341	1.6%
Tax credits	(45)	(0.1)%	(16)	(0.1)%
Tax-exempt income, net	(3,637)	(7.4)%	(405)	(1.9)%
Excess tax benefit from stock-based compensation	(95)	(0.2)%	(4,046)	(19.3)%
Other items, net	3	0.0%	(272)	(1.3)%
Actual tax expense (benefit)	$10,603	21.5%	$(2)	0.0%

	Six Months Ended June 30,
	2022		2021
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$17,558	21.0%	$6,811	21.0%
State tax, net of federal benefit	6,881	8.2%	(110)	(0.3)%
Tax credits	(83)	(0.1)%	(57)	(0.2)%
Tax-exempt income, net	(6,631)	(7.9)%	(752)	(2.3)%
Excess tax benefit from stock-based compensation	(124)	(0.1)%	(7,049)	(21.7)%
Other items, net	17	0.0%	(56)	(0.2)%
Actual tax expense (benefit)	$17,618	21.1%	$(1,213)	(3.7)%
Income tax expense was $10.6 million for the three months ended June 30, 2022 compared to a benefit of $2.0 thousand for the three months ended June 30, 2021. The effective tax rates for the three months ended June 30, 2022 and 2021 were 21.5% and 0.0%, respectively. Income tax expense was $17.6 million for the six months ended June 30, 2022 compared to a benefit of $1.2 million for the six months ended June 30, 2021. The effective tax rates for the six months ended June 30, 2022 and 2021 were 21.1% and (3.7)%, respectively. The tax expense and effective tax rate for the three and six months ended June 30, 2022 were impacted by significant increases in tax-exempt income earned on certain municipal bonds compared to the three and six months ended June 30, 2021. The lower effective tax rate for the three and six months ended June 30, 2021 was due to higher excess tax benefits recognized on the exercise of stock options.
The deferred tax asset balance as of June 30, 2022 was $163.6 million compared to $6.5 million as of December 31, 2021. The increase in the deferred tax asset is attributable to the unrealized losses on the available-for-sale securities portfolio.
Note 9 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $21,000 and $0.6 million at June 30, 2022 and December 31, 2021, respectively.
The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Unfunded lines of credit	$1,067,031	$248,092
Letters of credit	470	484
Total credit extension commitments	$1,067,501	$248,576
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, for a specific purpose and required collateral coverage ratios have been met ahead of any funding advance, if applicable. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.
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
Total stock-based compensation expense was $1.0 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Total stock-based compensation expense was $1.7 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

Stock Options
A summary of stock option activity as of June 30, 2022 and changes during the six months ended June 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	191,191	$24.97
Granted	29,117	110.84
Exercised	(7,100)	12.77
Forfeited or expired	(1,831)	16.09
Outstanding at June 30, 2022	211,377	$37.28	7.0 years	$6,479
Exercisable at June 30, 2022	94,394	$19.71	5.8 years	$3,651
Vested or Expected to Vest at June 30, 2022	205,546	$37.01	7.0 years	$6,329
As of June 30, 2022, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of June 30, 2022, and changes during the six months ended June 30, 2022, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	56,871	$72.53
Granted	50,306	$105.85
Vested	(12,520)	$111.48
Forfeited	(1,513)	$81.81
Nonvested at June 30, 2022	93,144	$85.14
At June 30, 2022, there was approximately $5.9 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.3 years.
Note 11—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Inclusive of the fully phased-in capital conservation buffer, the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio minimums are 7.00%, 8.50% and 10.50%, respectively. The Company and the Bank’s regulatory capital reflects the one-time AOCI opt-out election made in the first reporting period after it was subject to capital requirements and therefore the net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes, as of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.
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

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2022 and December 31, 2021, are presented in the following tables:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2022
The Company
Tier 1 leverage ratio	$1,634,466	10.02%	$652,265	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,425,345	39.64%	161,824	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,634,466	45.45%	215,765	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,929	45.58%	287,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,620,642	9.94%	652,145	4.00%	$815,182	5.00%
Common equity tier 1 capital ratio	1,620,642	45.12%	161,651	4.50%	233,496	6.50%
Tier 1 risk-based capital ratio	1,620,642	45.12%	215,535	6.00%	287,379	8.00%
Total risk-based capital ratio	1,625,105	45.24%	287,379	8.00%	359,224	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%
_______________________
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
Safeguarding assets and liabilities. Safeguarding liabilities and corresponding safeguarding assets represent the Company’s obligation to safeguard bitcoin collateral held by certain regulated digital currency exchanges and other custodians for certain SEN Leverage loans subject to accounting guidance issued by SAB 121. The Company uses third party market pricing of bitcoin to record the safeguarding liabilities and corresponding safeguarding assets at fair value. The fair value of the safeguarding liabilities and corresponding safeguarding assets related to these digital assets are classified as Level 2 under the fair value hierarchy.
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value for the periods presented.

A s of June 30, 2022 and December 31, 2021, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
June 30, 2022
Assets
Securities available-for-sale	$103,769	$8,582,538	$—	$8,686,307
Derivative assets	—	104,995	—	104,995
Safeguarding assets	—	52,838	—	52,838
	$103,769	$8,740,371	$—	$8,844,140
Liabilities
Derivative liabilities	$—	$16,164	$—	$16,164
Safeguarding liabilities	—	52,838	—	52,838
	$—	$69,002	$—	$69,002

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Assets
Securities available-for-sale	$—	$8,625,259	$—	$8,625,259
Derivative assets	—	34,056	—	34,056
	$—	$8,659,315	$—	$8,659,315
There were no assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.
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

The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
June 30, 2022
Financial assets:
Cash and due from banks	$256,378	$256,378	$—	$—	$256,378
Interest earning deposits	1,637,410	1,637,410	—	—	1,637,410
Securities held-to-maturity	3,131,321	1,187,826	1,634,933	—	2,822,759
Loans held-for-sale	872,056	—	872,056	—	872,056
Loans held-for-investment, net	594,671	—	—	593,324	593,324
Accrued interest receivable	72,463	65	22,414	49,984	72,463
Financial liabilities:
Deposits	$13,500,720	$—	$12,739,500	$—	$12,739,500
FHLB advances	800,000	—	800,000	—	800,000
Subordinated debentures, net	15,852	—	15,830	—	15,830
Accrued interest payable	276	—	276	—	276

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Financial assets:
Cash and due from banks	$208,193	$208,193	$—	$—	$208,193
Interest earning deposits	5,179,753	5,179,753	—	—	5,179,753
Loans held-for-sale	893,194	—	893,194	—	893,194
Loans held-for-investment, net	887,304	—	—	891,166	891,166
Accrued interest receivable	40,370	41	8,980	31,349	40,370
Financial liabilities:
Deposits	$14,290,628	$—	$14,167,200	$—	$14,167,200
Subordinated debentures, net	15,845	—	15,646	—	15,646
Accrued interest payable	223	—	223	—	223

Note 13—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Basic
Net income	$38,605	$20,935	$65,991	$33,645
Less: Dividends paid to preferred shareholders	2,688	—	5,376	—
Net income available to common shareholders	$35,917	$20,935	$60,615	$33,645
Weighted average common shares outstanding	31,635	25,707	31,428	24,114
Basic earnings per common share	$1.14	$0.81	$1.93	$1.40
Diluted
Net income available to common shareholders	$35,917	$20,935	$60,615	$33,645
Weighted average common shares outstanding for basic earnings per common share	31,635	25,707	31,428	24,114
Add: Dilutive effects of stock-based awards	164	395	173	451
Average shares and dilutive potential common shares	31,799	26,102	31,601	24,565
Dilutive earnings per common share	$1.13	$0.80	$1.92	$1.37
Stock-based awards for 104,000 and 44,000 shares of common stock for the three months ended June 30, 2022 and 2021, respectively, and 76,000 and 44,000 shares of common stock for the six months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
Note 14—Shareholders’ Equity
The Company’s Articles of Incorporation, as amended, or Articles, authorize the Company to issue up to (i) 150,000,000 shares of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) and (ii) 10,000,000 shares of Preferred Stock, par value $0.01 per share.
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

Preferred Stock Dividends
The following table presents the details of historical preferred stock dividend payments on the Company’s depositary shares representing a 1/40th interest in a share of the Series A Preferred Stock.

Dividend Declared Date	Amount Per Share	Amount Per Depository Share	Total Dividend (In Thousands)	Period Covered	Record Date	Dividend Paid Date
October 14, 2021	$15.08	$0.377	$3,016	August 4, 2021 through November 14, 2021	October 29, 2021	November 15, 2021
January 14, 2022	13.44	0.336	2,688	November 15, 2021 through February 14, 2022	January 31, 2022	February 15, 2022
April 11, 2022	13.44	0.336	2,688	February 15, 2022 through May 14, 2022	April 29, 2022	May 16, 2022
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
Class B Non-Voting Common Stock. Class B Non-Voting Common Stock was non-voting while held by the initial holder with certain limited exceptions. Each share of Class B Non-Voting Common Stock would automatically convert into a share of Class A Common Stock upon certain sales or transfers by the initial holder of such shares including to an unaffiliated third-party and in a widely dispersed public offering. If Class B Non-Voting Common Stock were sold or transferred to an affiliate of the initial holder, the Class B Non-Voting Common Stock would not convert into Class A Common Stock. On June 10, 2022, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the Company’s Articles to cancel the Company's Class B non-voting common stock and re-allocate such shares to the Company's Class A common stock. On June 14, 2022, the authorized but unissued 25,000,000 shares of Class B non-voting common stock, $0.01 par value, were cancelled and reallocated as Class A common stock, $0.01 par value. The reallocation of the shares of authorized Class B non-voting common stock increased the total authorized shares of Class A common stock by 25,000,000 shares.
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
Note 15—Subsequent Event
Preferred Stock Dividend
On July 11, 2022, the Company’s Board of Directors declared a quarterly dividend payment of $13.44 per share, equivalent to $0.336 per depositary share, on its Series A Preferred Stock, for the period covering May 15, 2022 through August 14, 2022, for a total dividend of $2.7 million. The depositary shares representing the Series A Preferred Stock are traded on the New York Stock Exchange under the symbol “SI PRA.” The dividend will be payable on August 15, 2022 to shareholders of record of the Series A Preferred Stock as of July 29, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and six months ended June 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; geopolitical concerns, including the ongoing war in Ukraine; the magnitude and duration of the COVID-19 pandemic and related variants and mutations and their impact on the global economy and financial market conditions and our business, results of operations, and financial condition; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; volatility and disruptions in global capital and credit markets; the transition away from USD London Interbank Offered Rate (“LIBOR”) and uncertainty regarding potential alternative reference rates, including the Secured Overnight Financing Rate (“SOFR”); competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, digital currencies and insurance, and the application thereof by regulatory bodies; cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national, or global level; and other factors that may affect our future results.
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
Digital Currency Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry, which includes our unique technology solutions. As of June 30, 2022, we had over 300 prospective digital currency customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital currency customers interested in using our proprietary, cloud-based application programming interface (“API”).
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
Silvergate Exchange Network
For the three and six months ended June 30, 2022, there were $191.3 billion and $333.6 billion, respectively, of U.S. dollar transfers that occurred on the SEN, compared to $239.6 billion and $406.1 billion during the three and six months ended June 30, 2021.
Financial Results
In November 2020, the SEC adopted amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K, which became effective on February 10, 2021. One update to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have elected to adopt this rule change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended June 30, 2022 and March 31, 2022, where applicable, throughout this Management's Discussion and Analysis. As required, we continue to compare our year-to-date results to the corresponding year-to-date results of the preceding year.

The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$71,587	$50,838	$122,425	$53,976
Interest expense	1,041	343	1,384	578
Net interest income	70,546	50,495	121,041	53,398
Reversal of provision for loan losses	—	(2,474)	(2,474)	—
Net interest income after provision	70,546	52,969	123,515	53,398
Noninterest income	9,214	9,450	18,664	20,159
Noninterest expense	30,552	28,018	58,570	41,125
Income before income taxes	49,208	34,401	83,609	32,432
Income tax expense (benefit)	10,603	7,015	17,618	(1,213)
Net income	38,605	27,386	65,991	33,645
Dividends on preferred stock	2,688	2,688	5,376	—
Net income available to common shareholders	$35,917	$24,698	$60,615	$33,645
Financial Ratios(1):
Return on average assets (ROAA)	0.89%	0.60%	0.74%	0.75%
Return on average equity (ROAE)	9.58%	6.06%	7.75%	10.15%
Return on average common equity (ROACE)	10.99%	6.87%	8.83%	10.15%
Net interest margin(2)	1.96%	1.36%	1.65%	1.23%
Noninterest income to average assets	0.23%	0.23%	0.23%	0.45%
Noninterest expense to average assets	0.75%	0.68%	0.71%	0.91%
Efficiency ratio(3)	38.30%	46.74%	41.92%	55.91%
Loan yield(4)	5.23%	4.51%	4.88%	4.39%
Cost of deposits	0.00%	0.00%	0.00%	0.00%
Cost of funds	0.03%	0.01%	0.02%	0.01%
Share Data:
Basic earnings per common share	$1.14	$0.79	$1.93	$1.40
Diluted earnings per common share	$1.13	$0.79	$1.92	$1.37
Basic weighted average shares outstanding	31,635	31,219	31,428	24,114
Diluted weighted average shares outstanding	31,799	31,401	31,601	24,565
________________________
(1)Data has been annualized except for efficiency ratio.
(2)Net interest margin is a ratio calculated as annualized net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	June 30, 2022	December 31, 2021

	(Dollars in thousands, except per share data)
Statement of Financial Condition Data:
Cash and cash equivalents	$1,893,788	$5,387,946
Securities	11,817,628	8,625,259
Loans held-for-sale	872,056	893,194
Loans held-for-investment, net	594,671	887,304
Other	722,351	211,792
Total assets	$15,900,494	$16,005,495
Deposits	$13,500,720	$14,290,628
Borrowings	815,852	15,845
Other liabilities	160,703	90,186
Total liabilities	14,477,275	14,396,659
Total shareholders’ equity	1,423,219	1,608,836
Total liabilities and shareholders' equity	$15,900,494	$16,005,495
Nonperforming Assets:
Nonaccrual loans	$3,724	$4,003
Troubled debt restructurings	$1,619	$1,713
Other real estate owned, net	$45	—
Nonperforming assets	$3,769	$4,003
Asset Quality Ratios:
Nonperforming assets to total assets	0.02%	0.03%
Nonperforming loans to total loans(1)	0.62%	0.45%
Net charge-offs to average total loans(1)	0.00%	0.00%
Allowance for loan losses to total loans(1)	0.74%	0.77%
Allowance for loan losses to nonaccrual loans	119.28%	172.77%
Company Capital Ratios:
Tier 1 leverage ratio	10.02%	11.07%
Common equity tier 1 capital ratio	39.64%	49.53%
Tier 1 risk-based capital ratio	45.45%	56.82%
Total risk-based capital ratio	45.58%	57.08%
Common equity to total assets	7.73%	8.84%
Book value per common share	$38.86	$46.55
Bank Capital Ratios:
Tier 1 leverage ratio	9.94%	10.49%
Common equity tier 1 capital ratio	45.12%	53.89%
Tier 1 risk-based capital ratio	45.12%	53.89%
Total risk-based capital ratio	45.24%	54.15%
Other:
Total headcount	364	279
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	% Increase/ (Decrease)	June 30, 2022	June 30, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$71,587	$50,838	40.8%	$122,425	$53,976	126.8%
Interest expense	1,041	343	203.5%	1,384	578	139.4%
Net interest income	70,546	50,495	39.7%	121,041	53,398	126.7%
Reversal of provision for loan losses	—	(2,474)	N/M	(2,474)	—	N/M
Net interest income after provision	70,546	52,969	33.2%	123,515	53,398	131.3%
Noninterest income	9,214	9,450	(2.5)%	18,664	20,159	(7.4)%
Noninterest expense	30,552	28,018	9.0%	58,570	41,125	42.4%
Income before income taxes	49,208	34,401	43.0%	83,609	32,432	157.8%
Income tax expense (benefit)	10,603	7,015	51.1%	17,618	(1,213)	N/M
Net income	$38,605	$27,386	41.0%	$65,991	$33,645	96.1%
________________________
N/M—Not meaningful
Net income for the three months ended June 30, 2022 was $38.6 million, an increase of $11.2 million or 41.0% from net income of $27.4 million for the three months ended March 31, 2022. The increase was primarily due to a $20.1 million increase in net interest income offset by a $2.5 million decrease in reversal of provision for loan losses, a $0.2 million decrease in noninterest income, a $3.6 million increase in income tax expense and a $2.5 million increase in noninterest expense, all as described below.
Net income for the six months ended June 30, 2022 was $66.0 million, an increase of $32.3 million or 96.1% from net income of $33.6 million for the six months ended June 30, 2021. The increase was primarily due to a $67.6 million increase in net interest income and a $2.5 million reversal of provision for loan losses, offset by a $1.5 million decrease in noninterest income, a $18.8 million increase in income tax expense and a $17.4 million increase in noninterest expense, all as described below.

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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended
	June 30, 2022			March 31, 2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$1,458,173	$3,008	0.83%	$3,067,054	$1,385	0.18%
Taxable securities	9,058,960	30,986	1.37%	8,492,768	17,779	0.85%
Tax-exempt securities(1)	2,992,038	18,759	2.51%	2,887,072	16,689	2.34%
Loans(2)(3)	1,689,852	22,054	5.23%	1,644,604	18,287	4.51%
Other	58,852	719	4.90%	41,751	203	1.97%
Total interest earning assets	15,257,875	75,526	1.99%	16,133,249	54,343	1.37%
Noninterest earning assets	1,010,486			693,230
Total assets	$16,268,361			$16,826,479
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$68,128	$2	0.01%	$76,663	$21	0.11%
FHLB advances and other borrowings	397,810	796	0.80%	71,111	70	0.40%
Subordinated debentures	15,850	243	6.15%	15,846	252	6.45%
Total interest bearing liabilities	481,788	1,041	0.87%	163,620	343	0.85%
Noninterest bearing liabilities:
Noninterest bearing deposits	13,951,397			14,781,601
Other liabilities	330,658			229,701
Shareholders’ equity	1,504,518			1,651,557
Total liabilities and shareholders’ equity	$16,268,361			$16,826,479
Net interest spread(4)			1.12%			0.52%
Net interest income, taxable equivalent basis		$74,485			$54,000
Net interest margin(5)			1.96%			1.36%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,939)			(3,505)
Net interest income, as reported		$70,546			$50,495

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$2,258,169	$4,393	0.39%	$5,029,939	$2,878	0.12%
Taxable securities	8,777,428	48,765	1.12%	1,899,874	11,916	1.26%
Tax-exempt securities(1)	2,939,845	35,448	2.43%	485,611	6,099	2.53%
Loans(2)(3)	1,667,353	40,341	4.88%	1,550,630	33,755	4.39%
Other	50,349	922	3.69%	22,401	609	5.48%
Total interest earning assets	15,693,144	129,869	1.67%	8,988,455	55,257	1.24%
Noninterest earning assets	852,734			96,857
Total assets	$16,545,878			$9,085,312
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$72,372	$23	0.06%	$107,291	$81	0.15%
FHLB advances and other borrowings	235,363	866	0.74%	22	—	0.00%
Subordinated debentures and other	15,848	495	6.30%	15,834	497	6.33%
Total interest bearing liabilities	323,583	1,384	0.86%	123,147	578	0.95%
Noninterest bearing liabilities:
Noninterest bearing deposits	14,364,205			8,263,160
Other liabilities	280,458			30,244
Shareholders’ equity	1,577,632			668,761
Total liabilities and shareholders’ equity	$16,545,878			$9,085,312
Net interest spread(4)			0.81%			0.29%
Net interest income, taxable equivalent basis		$128,485			$54,679
Net interest margin(5)			1.65%			1.23%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(7,444)			(1,281)
Net interest income, as reported		$121,041			$53,398
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2022 Compared to March 31, 2022			For the Six Months Ended June 30, 2022 Compared to June 30, 2021
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(719)	$2,342	$1,623	$(1,586)	$3,101	$1,515
Taxable securities	1,396	11,811	13,207	43,136	(6,287)	36,849
Tax-exempt securities(1)	799	1,271	2,070	30,824	(1,475)	29,349
Loans	2,823	944	3,767	5,708	878	6,586
Other	86	430	516	760	(447)	313
Total interest income	4,385	16,798	21,183	78,842	(4,230)	74,612
Interest Expense:
Interest bearing deposits	(1)	(18)	(19)	(24)	(34)	(58)
FHLB advances and other borrowings	111	615	726	170	696	866
Subordinated debentures and other	3	(12)	(9)	—	(2)	(2)
Total interest expense	113	585	698	146	660	806
Net interest income, taxable equivalent basis	$4,272	$16,213	$20,485	$78,696	$(4,890)	$73,806
________________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $20.5 million to $74.5 million for the three months ended June 30, 2022, compared to $54.0 million for the three months ended March 31, 2022, due to an increase of $21.2 million in interest income partially offset by an increase of $0.7 million in interest expense.
Average total interest earning assets decreased $0.9 billion or 5.4% for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, primarily due to decreased interest earning deposits in other banks due in part to lower average deposits and increased securities balances. The average annualized yield on total interest earning assets increased from 1.37% for the three months ended March 31, 2022, to 1.99% for the three months ended June 30, 2022, primarily due to higher yields on securities and loans and to a lesser extent the higher proportion of securities and lower proportion of interest earning deposits in other banks as a percentage of interest earning assets.
Average interest bearing liabilities increased $318.2 million or 194.5% for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, due to increased FHLB advances. The average annualized rate on total interest bearing liabilities decreased from 0.85% for the three months ended March 31, 2022 to 0.87% for the three months ended June 30, 2022, primarily due to an increase in interest rates on FHLB borrowings.
For the three months ended June 30, 2022, the net interest spread was 1.12% and the net interest margin was 1.96%, compared to 0.52% and 1.36%, respectively, for the three months ended March 31, 2022. The increase in the net interest spread and net interest margin from the three months ended March 31, 2022 was primarily driven by a higher yields on adjustable rate securities, loans and interest earning deposits reflecting the increasing rate environment.
Net interest income on a taxable equivalent basis increased $73.8 million to $128.5 million for the six months ended June 30, 2022, compared to $54.7 million for the six months ended June 30, 2021, due to an increase of $74.6 million in interest income partially offset by an increase of $0.8 million in interest expense.
Average total interest earning assets increased $6.7 billion or 74.6% for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to increased securities balances funded by growth in digital currency related deposits. The average annualized yield on total interest earning assets increased from 1.24% for the six months ended June 30, 2021, to 1.67% for the six months ended June 30, 2022, primarily due to a higher proportion of securities and a lower proportion of interest earning deposits in other banks as a percentage of interest earning assets, partially offset by lower yields on the securities portfolio due to the majority of the securities in the portfolio being acquired in the last 12 months within a lower rate environment.

Average interest bearing liabilities increased $200.4 million or 162.8% for the six months ended June 30, 2022, compared to the same period in 2021, due to increased FHLB advances offset by lower balances of interest bearing deposits. The average annualized rate on total interest bearing liabilities decreased to 0.86% for the six months ended June 30, 2022, compared to 0.95% for the same period in 2021, primarily due to a higher proportion of low cost FHLB borrowings as a percentage of interest bearing liabilities.
For the six months ended June 30, 2022, the net interest spread was 0.81% and the net interest margin was 1.65%, compared to 0.29% and 1.23%, respectively, for the comparable period in 2021. The increase in the net interest spread and net interest margin for the six months ended June 30, 2022 was primarily due to a higher proportion of securities and a lower proportion of interest earning deposits in other banks as a percentage of interest earning assets, partially offset by lower yields on the securities portfolio.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded no provision for loan losses for the three months ended June 30, 2022 compared to a $2.5 million reversal of provision for the three months ended March 31, 2022. We recorded a $2.5 million reversal of provision for loan losses for the six months ended June 30, 2022 compared to no provision for the six months ended June 30, 2021. The allowance for loan losses to total gross loans held-for-investment was 0.74% at June 30, 2022, compared to 0.60% and 0.93% at March 31, 2022 and June 30, 2021, respectively. The reversal during the six months ended June 30, 2022 was due to changes in loan product and segment mix in the portfolio, including the net impact of the sale of real estate loans, partially offset by an increase in SEN Leverage loans.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	% Increase/ (Decrease)	June 30, 2022	June 30, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Deposit related fees	$8,808	$8,968	(1.8)%	$17,776	$18,432	(3.6)%
Mortgage warehouse fee income	555	651	(14.7)%	1,206	1,707	(29.3)%
Loss on sale of securities, net	(199)	(605)	(67.1)%	(804)	—	N/M
Other income	50	436	(88.5)%	486	20	N/M
Total noninterest income	$9,214	$9,450	(2.5)%	$18,664	$20,159	(7.4)%
________________________
N/M—Not meaningful
Noninterest income decreased $0.2 million or 2.5% for the three months ended June 30, 2022, compared to the three months ended March 31, 2022. This decrease was primarily due to a $0.4 million decrease in other income due to a gain on sale of other assets of $0.4 million for the first quarter of 2022 and a decrease of $0.2 million in deposit related fees which remained relatively flat, offset by a $0.4 million decrease in loss on sale of securities.
Noninterest income decreased $1.5 million or 7.4% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This decrease was primarily due to a $0.8 million increase in loss on sale of securities, a $0.7 million decrease in deposit related fees as a result of lower cash management fees from digital currency customers and a $0.5 million decrease in mortgage warehouse fee income. This was offset by an increase of $0.5 million in other income due to a gain on sale of other assets.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	% Increase/ (Decrease)	June 30, 2022	June 30, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$16,356	$15,544	5.2%	$31,900	$21,250	50.1%
Occupancy and equipment	1,063	586	81.4%	1,649	1,213	35.9%
Communications and data processing	2,967	2,762	7.4%	5,729	3,417	67.7%
Professional services	6,280	2,954	112.6%	9,234	4,311	114.2%
Federal deposit insurance	1,495	1,762	(15.2)%	3,257	6,140	(47.0)%
Correspondent bank charges	801	828	(3.3)%	1,629	1,309	24.4%
Other loan expense	682	384	77.6%	1,066	454	134.8%
Other general and administrative	908	3,198	(71.6)%	4,106	3,031	35.5%
Total noninterest expense	$30,552	$28,018	9.0%	$58,570	$41,125	42.4%
Noninterest expense increased $2.5 million or 9.0% for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, primarily due to increases in salaries and employee benefits, professional services, and occupancy and equipment costs, offset by a decrease in other general and administrative expense. The increase of $0.8 million or 5.2% in salaries and employee benefits was primarily due to an increase in headcount. The Company’s average full-time equivalent employees increased by 14.3% from 294 for the three months ended March 31, 2022 to 336 for the three months ended June 30, 2022. Professional services increased $3.3 million or 112.6% primarily due to increased consulting costs related to our stablecoin initiative project and increased talent acquisition costs. Occupancy and equipment costs increased $0.5 million or 81.4% driven by increased software depreciation expense. Other general and administrative expense decreased $2.3 million or 71.6% primarily due to a $1.6 million reversal of the provision for off-balance sheet commitments due to a change in estimate related to bitcoin collateralized SEN Leverage commitments.
Noninterest expense increased $17.4 million or 42.4% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases in salaries and employee benefits, communications and data processing, professional services, and other general and administrative expense, partially offset by a decrease in federal deposit insurance expense. The increase of $10.7 million or 50.1% in salaries and employee benefits was primarily due to an increase in headcount and in cost per full-time equivalent employee. The Company’s average full-time equivalent employees increased by 43.8% from 219 for the six months ended June 30, 2021 to 315 for the six months ended June 30, 2022. Communications and data processing increased $2.3 million or 67.7% primarily due to blockchain infrastructure hosting costs related to our stablecoin initiative as well as continued investment in enterprise cloud storage solutions and scalable cloud-based software solutions. Professional services increased $4.9 million or 114.2% due primarily to legal fees associated with our stablecoin initiative, increased talent acquisition costs and costs related to corporate governance. Federal deposit insurance expense decreased $2.9 million due to a lower growth rate in deposit levels. Other general and administrative expense increased $1.1 million or 35.5% primarily due to an increase for expanded insurance coverage and increases in charitable donations, offset by a decrease in the provision for unfunded commitments.
Income Tax Expense (Benefit)
Income tax expense was $10.6 million for the three months ended June 30, 2022, compared to $7.0 million for the three months ended March 31, 2022. Our effective tax rates for the three months ended June 30, 2022 and March 31, 2022 were 21.5% and 20.4%, respectively. The increase in income tax expense and effective tax rate was primarily due to an increase in pre-tax income.
Income tax expense was $17.6 million for the six months ended June 30, 2022, compared to a benefit of $1.2 million for the six months ended June 30, 2021. Our effective tax rates for the six months ended June 30, 2022 and 2021 were 21.1% and (3.7)%, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income and a decrease in tax benefits recognized on exercise of stock options. The increase in the effective tax rates was due to less excess tax benefits recognized on the exercise of stock options when compared to the six months ended June 30, 2021.

Financial Condition
As of June 30, 2022, our total assets decreased to $15.9 billion compared to $16.0 billion as of December 31, 2021. Shareholders’ equity decreased $0.2 billion, or 11.5%, to $1.4 billion at June 30, 2022, compared to $1.6 billion at December 31, 2021. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks decreased from $5.2 billion at December 31, 2021 to $1.6 billion at June 30, 2022. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank. The decrease in interest earning deposits was driven by the purchase of securities as discussed in more detail below.
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
Total securities increased $3.2 billion, or 37.0%, from $8.6 billion at December 31, 2021 to $11.8 billion at June 30, 2022. We invest in high quality mortgage-backed securities, collateralized mortgage obligations, other asset backed securities and municipal bonds. During the six months ended June 30, 2022, we purchased $4.7 billion of securities, including $1.3 billion of U.S. Treasuries, $1.1 billion of tax-exempt municipal bonds, $1.2 billion of agency residential mortgage-backed securities, $432.6 million of U.S. agency securities excluding mortgage-backed securities, $348.3 million of private label commercial mortgage-backed securities and $256.4 million of agency commercial mortgage-backed securities. During the six months ended June 30, 2022, we sold $507.2 million of longer duration securities and recognized a net loss of $0.8 million. The securities sold were part of a restructuring that is projected to have a positive impact on future earnings when compared to recently purchased securities. In addition, we sold the related interest rate cap contracts that hedged a portion of the securities that were sold and a gain on sale of $0.4 million was recognized in other noninterest income.
During the three months ended June 30, 2022, we purchased $5.0 billion notional amount of interest rate derivatives, including a $2.5 billion receive fixed/pay-float interest rate swap, a $1.5 billion forward starting pay-fixed/receive float interest rate swap, and a $1.0 billion interest rate floor, primarily as hedges against our securities portfolio. The receive fixed/pay-float interest rate swap and interest rate floor are intended to partially mitigate our exposure to a decline in net interest income in a declining rate environment, while the pay-fixed/receive float interest rate swap is a fair value hedge to partially mitigate a decline in accumulated other comprehensive income in a rising rate environment.
During the six months ended June 30, 2022, we transferred, at fair value, $1.9 billion of residential mortgage-backed securities, commercial mortgage-backed securities, and municipal bonds from available-for-sale to held-to-maturity securities. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. The related net unrealized after-tax loss of $40.6 million remained in accumulated other comprehensive income and will be amortized as a yield adjustment through earnings over the remaining life of the securities, offsetting the related net amortization of premium on the transferred securities. No gain or loss was recognized at the time of the transfer.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at June 30, 2022 and the amortized cost and fair value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years. The weighted average yield is a prospective yield computed using the amortized cost of fixed income investment securities. Actual yields earned may differ significantly based upon actual prepayments.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
June 30, 2022
Securities Available-for-Sale:
U.S. Treasuries	$34,931	0.48%	$—	—	$—	—	$—	—	$34,931	$34,659	0.48%
U.S. agency securities - excluding mortgage-backed securities	—	—	1,343	0.65%	1,412,274	1.15%	58,331	1.27%	1,471,948	1,473,739	1.15%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,771,646	2.10%	1,771,646	1,714,864	2.10%
Government agency collateralized mortgage obligation	—	—	—	—	—	—	1,287,172	1.35%	1,287,172	1,251,279	1.35%
Private-label collateralized mortgage obligation	—	—	140,124	3.72%	—	—	1,219	4.02%	141,343	140,614	3.72%
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,315,262	1.39%	1,315,262	1,313,158	1.39%
Government agency collateralized mortgage obligation	—	—	—	—	13,868	0.92%	—	—	13,868	13,754	0.92%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	488,580	1.99%	488,580	465,920	1.99%
Municipal bonds:
Tax-exempt	—	—	—	—	—	—	2,422,852	1.88%	2,422,852	2,070,709	1.88%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	215,811	1.67%	215,811	207,611	1.67%
Total securities available-for-sale	$34,931	0.48%	$141,467	3.69%	$1,426,142	1.14%	$7,560,873	1.75%	$9,163,413	$8,686,307	1.68%

Securities Held-to-Maturity:
U.S. Treasuries	$—	—	$1,245,699	1.33%	$—	—	$—	—	$1,245,699	$1,187,826	1.33%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	525,469	1.32%	525,469	472,687	1.32%
Government agency collateralized mortgage obligation	—	—	—	—	42	0.90%	106,472	1.53%	106,514	97,751	1.53%
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	—	—	53,395	1.77%	—	—	53,395	45,470	1.77%
Municipal bonds:
Tax-exempt	—	—	7,397	3.04%	129,667	2.59%	665,554	2.42%	802,618	687,277	2.45%
Taxable	—	—	4,971	2.38%	271,002	2.38%	121,653	2.39%	397,626	331,748	2.08%
Total securities held-to-maturity	$—	—	$1,258,067	1.34%	$454,106	2.37%	$1,419,148	1.94%	$3,131,321	$2,822,759	1.73%
Total securities	$34,931	0.48%	$1,399,534	1.58%	$1,880,248	1.44%	$8,980,021	1.78%	$12,294,734	$11,509,066	1.69%

Loan Portfolio
Our loan portfolio consists primarily of mortgage warehouse loans, loans secured by bitcoin which are included in the commercial and industrial loan segment and loans secured by real estate. The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One-to-four family	$82,671	13.7%	$105,098	11.8%
Multi-family(1)	8,827	1.5%	56,751	6.3%
Commercial(1)	69,637	11.6%	210,136	23.5%
Construction(1)	—	—	7,573	0.8%
Commercial and industrial(2)	302,610	50.3%	335,862	37.6%
Reverse mortgage and other	1,110	0.2%	1,410	0.2%
Mortgage warehouse	136,485	22.7%	177,115	19.8%
Total gross loans held-for-investment	601,340	100.0%	893,945	100.0%
Deferred fees, net	(2,227)		275
Total loans held-for-investment	599,113		894,220
Allowance for loan losses	(4,442)		(6,916)
Total net loans held-for-investment	$594,671		$887,304
Loans held-for-sale(3)	$872,056		$893,194
________________________
(1)In 2022, the Company sold $229.1 million of commercial real estate, multi-family real estate and construction loans, and purchased a participating interest of $67.6 million of those loans, which decreased overall gross loans by approximately $161.5 million compared to December 31, 2021.
(2)Commercial and industrial loans includes $302.6 million and $335.9 million of SEN Leverage loans as of June 30, 2022 and December 31, 2021, respectively.
(3)Loans held-for-sale are comprised entirely of mortgage warehouse loans as of all periods presented.
Commercial and Industrial Loans
Commercial and industrial loans comprise our largest loan segment. Such loans consist of U.S. dollar denominated loans to businesses that are collateralized almost exclusively by bitcoin, also known as our core lending product, SEN Leverage. The Bank does not lend on any digital asset other than bitcoin. Borrowers accessing SEN Leverage provide bitcoin as collateral in an amount greater than the credit eligible to be advanced. The Bank works with regulated digital asset exchanges and custodians as well as other indirect lenders, to act as its collateral custodians for such loans and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. At no time does the Bank directly hold the pledged bitcoin. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise. Specific collateral coverage ratios vary based on, among other factors, management’s credit evaluation of the customer. The outstanding balance of gross SEN Leverage loans was $302.6 million and $335.9 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the bitcoin serving as collateral for the Bank's SEN Leverage loans amounted to $734.6 million, inclusive of the $52.8 million recognized on the balance sheet upon adoption of Staff Accounting Bulletin No. 121 (“SAB 121”) as a safeguarding liability and corresponding safeguarding asset, and the Bank's high and low daily collateral values related to such lending during the six months ended June 30, 2022 amounted to $1.6 billion and $314.6 million, respectively. The Bank's collateral coverage is subject to fluctuation due to the fair value of bitcoin serving as collateral.
In March 2022, the SEC released SAB 121, which provided interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding safeguarding asset, both of which are measured at fair value. The Company adopted this guidance as of June 30, 2022 with retrospective application as of January 1, 2022 and concluded that as of June 30, 2022, $52.8 million of safeguarding liabilities and corresponding safeguarding assets were subject to the guidance in SAB 121 and were recorded on the statement of financial position. The bitcoin collateral for our SEN Leverage loans may be subject to SAB 121 depending on, among other factors, the underlying contracts with the custodians, including direct or indirect relationships with the custodian and the titling of the custodial accounts in the name of the Bank for the benefit of the borrowers. These specific collateral arrangements resulted in a risk profile consistent with the intent of SAB 121, and therefore were recorded on the statement of financial condition. This type of custodial arrangement is no longer being used by the Bank for new loans and existing arrangements are being replaced with those that are not subject to SAB 121. We will continue to emphasize SEN Leverage as our core lending product. For further information, see “Notes 1— Nature of Business and Summary of Significant Accounting Policies—Adopted Accounting Pronouncements” and “Note 12—Fair Value” of the “Notes to Unaudited Consolidated Financial Statements” contained herein.
The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at June 30, 2022:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	June 30, 2022
	Due in One Year or Less	Due in One to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$8	$601	$6,213	$76,259	$83,081
Multi-family	—	8,827	—	—	8,827
Commercial	7,430	55,816	6,382	—	69,628
Commercial and industrial	95,206	204,765	1	—	299,972
Reverse mortgage and other	—	—	—	1,120	1,120
Mortgage warehouse	136,485	—	—	—	136,485
Total loans held-for-investment	$239,129	$270,009	$12,596	$77,379	$599,113
Amounts with fixed rates	$7,430	$62,072	$1,333	$2,766	$73,601
Amounts with floating rates	$231,699	$207,937	$11,263	$74,613	$525,512
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
Nonaccrual loans decreased to $3.7 million, or 0.62% of total loans, at June 30, 2022, compared to $4.0 million, or 0.45% of total loans, at December 31, 2021. The decrease in nonaccrual loans during the six months ended June 30, 2022 was due primarily to a decrease in nonaccrual reverse mortgage loans.
Total nonperforming assets were $3.8 million and $4.0 million at June 30, 2022 and December 31, 2021, respectively, or 0.02% and 0.03%, respectively, of total assets.

The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$3,112	$3,080
Reverse mortgage and other	612	923
Total nonaccrual loans	3,724	4,003
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,724	4,003
Other real estate owned, net	45	—
Total nonperforming assets	$3,769	$4,003
Ratio of nonaccrual loans to total loans(1)	0.62%	0.45%
Ratio of allowance for loan losses to nonaccrual loans	119.28%	172.77%
Ratio of nonperforming assets to total assets	0.02%	0.03%

Troubled debt restructurings
Restructured loans-nonaccrual	$654	$564
Restructured loans-accruing	965	1,149
Total troubled debt restructurings	$1,619	$1,713
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
Impaired Loans and TDRs.
Impaired loans also include certain loans that have been modified as troubled debt restructurings, or TDRs. As of June 30, 2022, the Company held eight loans totaling $1.6 million that were TDRs, compared to eight loans totaling $1.7 million at December 31, 2021.
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

The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2022
Real estate loans:
One-to-four family	$78,943	$1,026	$3,112	$—	$83,081
Multi-family	8,827	—	—	—	8,827
Commercial	65,207	3,247	1,174	—	69,628
Commercial and industrial	299,972	—	—	—	299,972
Reverse mortgage and other	508	—	612	—	1,120
Mortgage warehouse	136,485	—	—	—	136,485
Total loans held-for-investment	$589,942	$4,273	$4,898	$—	$599,113

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$4,442	$6,916	$6,916	$6,916
Net charge-offs	—	—	—	—
Reversal of provision for loan losses	—	(2,474)	(2,474)	—
Allowance for loan losses at period end	$4,442	$4,442	$4,442	$6,916

Total loans outstanding (end of period)	$599,113	$743,456	$599,113	$747,071
Average loans outstanding	$856,741	$792,071	$824,584	$761,435

Allowance for loan losses to period end loans	0.74%	0.60%	0.74%	0.93%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.00%
Our allowance for loan losses at June 30, 2022, March 31, 2022 and June 30, 2021 was $4.4 million, $4.4 million and $6.9 million, respectively, or 0.74%, 0.60% and 0.93% of loans held-for-investment for each respective period-end. The increase in the ratio of the allowance for loan losses to loans held-for-investment from March 31, 2022 was due to increases to the qualitative factors impacted by volatility in collateral value related to SEN Leverage loans and estimated time to liquidate the collateral, partially offset by decreases to our one-to-four-family COVID-19 related adjustments. The decrease in the ratio of the allowance for loan losses to loans held-for-investment from June 30, 2021 was primarily due to the lower risk profile of the loan portfolio as a result of the loan sale discussed above.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2022		December 31, 2021
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$644	13.7%	$1,023	11.8%
Multi-family	108	1.5%	682	6.3%
Commercial	464	11.6%	2,017	23.5%
Construction	—	—	776	0.8%
Commercial and industrial	2,538	50.3%	1,566	37.6%
Reverse mortgage and other	13	0.2%	12	0.2%
Mortgage warehouse	675	22.7%	840	19.8%
Total	$4,442	100.0%	$6,916	100.0%
________________________
(1)Loan amount as a percentage of total loans.

Deposits
Deposits are the major source of funding for the Company, substantially all of which are derived from our digital currency customer base. Deposits decreased $0.8 billion or 5.5% to $13.5 billion at June 30, 2022, compared to $14.3 billion at December 31, 2021. Noninterest bearing deposits totaled $13.4 billion, representing approximately 99.5% of total deposits at June 30, 2022, compared to $14.2 billion, representing approximately 99.5% of total deposits at December 31, 2021.
At June 30, 2022, deposits by foreign depositors amounted to $5.6 billion or 41.3% of total deposits, compared to $4.0 billion, or 28.0% of total deposits, at December 31, 2021. The Bank’s 10 largest depositors accounted for $6.5 billion in deposits, or approximately 48.0% of total deposits at June 30, 2022 compared to $6.5 billion in deposits, or approximately 45.3% of total deposits at December 31, 2021.
Deposits that meet or exceed the FDIC insurance limit of $250,000 and over totaled $13.3 billion at June 30, 2022. The amounts stated for uninsured deposits as of the reported period are estimates due to the impracticability of precisely measuring amounts of uninsured deposits for accounts held through fiduciary relationships, some portion of which may qualify for “pass-through” insurance coverage under FDIC regulations. Accordingly, a portion of our reported uninsured deposits may be eligible for pass-through deposit insurance coverage. There were no uninsured certificates of deposit at June 30, 2022.
Our growth has been accompanied by significant fluctuations in the level of our deposits, in particular our deposits from customers in the digital currency industry. The Bank’s average total digital currency deposits during the six months ended June 30, 2022 amounted to $14.2 billion, the high and low daily total digital currency deposit levels during such time were $17.6 billion and $12.6 billion, respectively, compared to an average of $10.2 billion during the six months ended December 31, 2021, and the high and low daily deposit levels were $16.0 billion and $4.6 billion, respectively.
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

	June 30, 2022		December 31, 2021
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital currency exchanges	102	$8,133	94	$8,288
Institutional investors	1,017	3,293	894	4,220
Other customers	466	1,879	393	1,603
Total	1,585	$13,304	1,381	$14,111
________________________
(1)Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.00% and 0.02%, respectively, for the six months ended June 30, 2022, compared to 0.00% and 0.01%, respectively, for the six months ended June 30, 2021.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts(1)	$14,364,205	—	$10,319,141	—
Interest bearing accounts:
Interest bearing demand accounts	4,384	0.05%	21,310	0.12%
Money market and savings accounts(2)	67,527	0.06%	70,215	0.15%
Certificates of deposit	461	0.44%	612	0.65%
Total interest bearing deposits	72,372	0.06%	92,137	0.15%
Total deposits	$14,436,577	0.00%	$10,411,278	0.00%
________________________
(1)Noninterest bearing demand accounts includes an average balance of $4.9 billion and $3.1 billion of foreign deposits for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively
(2)Money market and savings accounts includes an average balance of $0.6 million and $0.5 million of foreign deposits with an average rate paid of 0.01% and 0.05% for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2022, approximately $2.8 billion in loans and securities were pledged as collateral for our FHLB borrowings. We may use these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2022, we had $800.0 million of outstanding FHLB advances and had an additional $1.6 billion in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:

FHLB ADVANCES

	Six Months Ended June 30, 2022	Year Ended December 31, 2021

	(Dollars in thousands)
Amount outstanding at period-end	$800,000	$—
Weighted average interest rate at period-end	1.64%	—
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was $39.1 million as of June 30, 2022. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of June 30, 2022.
The Company has also issued subordinated debentures, entered into repurchase agreements and has access to borrow federal funds or lines of credit with correspondent banks. At June 30, 2022, these outstanding borrowings amounted to $15.9 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At June 30, 2022, the interest rate for the Company’s next scheduled payment was 4.19%, based on six-month LIBOR of 0.44%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.

A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At June 30, 2022, the interest rate for the Company’s next scheduled payment was 3.68%, based on three-month LIBOR of 1.83%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At June 30, 2022, the Company had no outstanding balance of repurchase agreements or federal funds purchased and had available lines of credit of $108.0 million with other correspondent banks.
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
The movement of funds on our balance sheet among different SEN deposit customers does not reduce the Bank’s deposits and thus does not result in liquidity issues or require any borrowing by the Company or the Bank. In addition, to the extent that SEN participants fully withdraw funds from the Bank, an extreme liquidity event can be mitigated since the majority of SEN participants deposits are held in liquid assets, such as available-for-sale securities and cash, or used to fund short-term mortgage warehouse loans or SEN Leverage loans. In addition, the Bank has access to other potential funding sources.
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, reverse repurchase agreements, other lines of credit and brokered certificates of deposit. As of June 30, 2022, we had $1.6 billion of available borrowing capacity from the FHLB, $39.1 million of available borrowing capacity from the FRB and available lines of credit of $108.0 million with other correspondent banks. Cash and cash equivalents at June 30, 2022 were $1.9 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. At June 30, 2022, we had $1.1 billion of credit extension commitments. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to “Note 9—Commitments and Contingencies—Off-Balance Sheet Items” of the “Notes to Unaudited Consolidated Financial Statements” under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Resources
Shareholders’ equity decreased $185.6 million to $1.4 billion at June 30, 2022, compared to $1.6 billion at December 31, 2021. The decrease in shareholders’ equity was primarily due to a decrease in accumulated other comprehensive income of $379.3 million due to the decrease in unrealized gains on available-for-sale securities portfolio and derivative assets, partially offset by a $133.0 million increase in additional paid-in capital driven by common stock issuance in exchange for assets acquired and net income for the six months ended June 30, 2022 of $66.0 million.
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
As of June 30, 2022, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2022
The Company
Tier 1 leverage ratio	$1,634,466	10.02%	$652,265	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,425,345	39.64%	161,824	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,634,466	45.45%	215,765	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,929	45.58%	287,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,620,642	9.94%	652,145	4.00%	$815,182	5.00%
Common equity tier 1 capital ratio	1,620,642	45.12%	161,651	4.50%	233,496	6.50%
Tier 1 risk-based capital ratio	1,620,642	45.12%	215,535	6.00%	287,379	8.00%
Total risk-based capital ratio	1,625,105	45.24%	287,379	8.00%	359,224	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%
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
Exposure to interest rates is managed by structuring the balance sheet in a ‘business as usual’ or ‘base case’ scenario. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We hedge interest rate risk by utilizing interest rate floors, interest rate caps, and interest rate swaps. The interest rate floors and interest rate swaps hedge our cash and securities and the interest rate caps hedge our securities and subordinated debentures. Based on the nature of our operations, we are not materially subject to foreign exchange or commodity price risk.
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
The following table indicates that, for periods less than one year, rate-sensitive assets exceed rate-sensitive liabilities, resulting in an asset-sensitive position. For a bank with an asset-sensitive position, or positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect. While the Company is asset sensitive, we have various instruments that help reduce our interest rate risk exposure in a declining rate environment, such as interest rate floors, interest rate swaps, and fixed-rate securities.

INTEREST SENSITIVITY GAP

	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non -Sensitive	Total

	(Dollars in thousands)
June 30, 2022
Assets
Interest earning assets
Loans(1)	$1,314,705	$10,172	$46,438	$1,371,315	$99,854	$1,471,169
Securities(2)	6,027,030	14,088	197,475	6,238,593	5,640,775	11,879,368
Interest earning deposits in other banks	1,633,264	630	1,251	1,635,145	2,265	1,637,410
Total earning assets	$8,974,999	$24,890	$245,164	$9,245,053	$5,742,894	$14,987,947
Liabilities
Interest bearing liabilities
Interest bearing deposits	$64,030	$—	$—	$64,030	$324	$64,354
Certificates of deposit	9	206	133	348	1	349
Total interest bearing deposits	64,039	206	133	64,378	325	64,703
FHLB advances	800,000	—	—	800,000	—	800,000
Total interest bearing liabilities	$864,039	$206	$133	$864,378	$325	$864,703
Period gap	$8,110,960	$24,684	$245,031	$8,380,675	$5,742,569	$14,123,244
Cumulative gap	$8,110,960	$8,135,644	$8,380,675	$8,380,675	$14,123,244

Ratio of cumulative gap to total earning assets	54.12%	54.28%	55.92%	55.92%	94.23%
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

The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2022:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2022	(14.20)%	0.00%	15.66%	31.29%	44.49%
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
The following table illustrates the results of our EVE analysis as of June 30, 2022.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2022	13.76%	0.00%	(5.37)%	(15.72)%	(26.24)%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Silvergate Capital Corporation’s Current Report on Form 8-K filed on June 16, 2022).
3.3
Articles Supplementary of 5.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Silvergate Capital Corporation’s Current Report on Form 8-K filed on August 4, 2021).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Silvergate Capital Corporation’s Current Report on Form 8-K filed on June 16, 2022).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGATE CAPITAL CORPORATION

Date:	August 8, 2022	By:	/s/ Alan J. Lane
Alan J. Lane
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)