Form 10-Q
period 2022-09-30
Silvergate Capital Corp
filed 2022-11-07
CIK 1312109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ending September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 31,658,603 shares of Class A voting common stock outstanding.

SILVERGATE CAPITAL CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Par Value and Per Share Amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$465,853	$208,193
Interest earning deposits in other banks	1,420,970	5,179,753
Cash and cash equivalents	1,886,823	5,387,946
Securities available-for-sale, at fair value	8,317,247	8,625,259
Securities held-to-maturity, at amortized cost (fair value of $2,677,834 at September 30, 2022)	3,104,557	—
Loans held-for-sale, at lower of cost or fair value	924,644	893,194
Loans held-for-investment, net of allowance for loan losses of $3,176 and $6,916 at September 30, 2022 and December 31, 2021, respectively	467,786	887,304
Other investments	60,428	34,010
Accrued interest receivable	78,799	40,370
Premises and equipment, net	3,518	3,008
Intangible assets	194,045	—
Derivative assets	153,990	34,056
Other assets	275,503	100,348
Total assets	$15,467,340	$16,005,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand accounts	$12,005,719	$14,213,472
Interest bearing accounts	1,232,707	77,156
Total deposits	13,238,426	14,290,628
Federal home loan bank advances	700,000	—
Subordinated debentures, net	15,855	15,845
Accrued expenses and other liabilities	181,714	90,186
Total liabilities	14,135,995	14,396,659
Commitments and contingencies
Preferred stock, $0.01 par value—authorized 10,000 shares; $1,000 per share liquidation preference, 200 shares issued and outstanding at September 30, 2022 and December 31, 2021	2	2
Class A common stock, $0.01 par value—150,000 shares authorized and 31,659 shares issued and outstanding at September 30, 2022; 125,000 shares authorized and 30,403 shares issued and outstanding at December 31, 2021	317	304
Class B non-voting common stock, $0.01 par value—no shares authorized and no shares issued and outstanding at September 30, 2022; 25,000 shares authorized and no shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,555,996	1,421,592
Retained earnings	295,115	193,860
Accumulated other comprehensive loss	(520,085)	(6,922)
Total shareholders’ equity	1,331,345	1,608,836
Total liabilities and shareholders’ equity	$15,467,340	$16,005,495
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$20,663	$16,972	$61,004	$50,727
Taxable securities	47,401	14,000	96,166	25,916
Tax-exempt securities	14,412	5,014	42,416	9,832
Other interest earning assets	8,001	1,755	12,394	4,633
Dividends and other	289	195	1,211	804
Total interest income	90,766	37,936	213,191	91,912
Interest expense
Deposits	5,221	26	5,244	107
Federal home loan bank advances and other	4,399	—	5,265	—
Subordinated debentures	258	247	753	744
Total interest expense	9,878	273	11,262	851
Net interest income before provision for loan losses	80,888	37,663	201,929	91,061
Reversal of provision for loan losses	(601)	—	(3,075)	—
Net interest income after provision for loan losses	81,489	37,663	205,004	91,061
Noninterest income
Deposit related fees	7,953	8,171	25,729	26,603
Mortgage warehouse fee income	482	665	1,688	2,372
Gain (loss) on sale of securities, net	—	5,182	(804)	5,182
Loss on sale of loans, net	(329)	—	(329)	—
Other income	348	24	834	44
Total noninterest income	8,454	14,042	27,118	34,201
Noninterest expense
Salaries and employee benefits	19,632	10,729	51,532	31,979
Occupancy and equipment	822	523	2,471	1,736
Communications and data processing	3,210	1,793	8,939	5,210
Professional services	4,314	2,471	13,548	6,782
Federal deposit insurance	1,217	4,297	4,474	10,437
Correspondent bank charges	902	572	2,531	1,881
Other loan expense	529	299	1,595	753
Other general and administrative	2,527	1,655	6,633	4,686
Total noninterest expense	33,153	22,339	91,723	63,464
Income before income taxes	56,790	29,366	140,399	61,798
Income tax expense	13,462	5,874	31,080	4,661
Net income	43,328	23,492	109,319	57,137
Dividends on preferred stock	2,688	—	8,064	—
Net income available to common shareholders	$40,640	$23,492	$101,255	$57,137
Basic earnings per common share	$1.28	$0.89	$3.21	$2.29
Diluted earnings per common share	$1.28	$0.88	$3.20	$2.26
Weighted average common shares outstanding:
Basic	31,655	26,525	31,505	24,927
Diluted	31,803	26,766	31,669	25,308
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$43,328	$23,492	$109,319	$57,137
Other comprehensive income (loss):
Change in net unrealized loss on available-for-sale securities	(113,762)	(16,019)	(635,385)	(33,891)
Less: Reclassification adjustment for net (gain) loss included in net income	—	(5,182)	804	(5,182)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,611	—	4,042	—
Income tax effect	33,383	6,019	184,244	10,960
Unrealized loss on available-for-sale securities, net of tax	(78,768)	(15,182)	(446,295)	(28,113)
Change in net unrealized loss on derivative assets	(76,494)	(1,234)	(92,562)	(16,768)
Less: Reclassification adjustment for net gain included in net income	(516)	(516)	(1,977)	(1,530)
Income tax effect	21,894	471	27,671	5,093
Unrealized loss on derivative instruments, net of tax	(55,116)	(1,279)	(66,868)	(13,205)
Other comprehensive loss	(133,884)	(16,461)	(513,163)	(41,318)
Total comprehensive (loss) income	$(90,556)	$7,031	$(403,844)	$15,819
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	18,769,771	$188	64,197	$1	$129,726	$118,348	$46,036	$294,299
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	12,710	(15,519)	(2,809)
Issuance of stock, net	—	—	5,860,858	58	—	—	423,482	—	—	423,540
Conversion of Class B common stock to Class A common stock	—	—	64,197	1	(64,197)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	290	—	—	290
Exercise of stock options, net of shares withheld for employee taxes	—	—	124,848	1	—	—	(1,700)	—	—	(1,699)
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	294	—	—	—	—	—	—	—
Balance at March 31, 2021	—	—	24,819,968	248	—	—	551,798	131,058	30,517	713,621
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	20,935	(9,338)	11,597
Issuance of stock, net	—	—	1,496,461	15	—	—	143,990	—	—	144,005
Stock-based compensation	—	—	—	—	—	—	496	—	—	496
Exercise of stock options	—	—	176,834	2	—	—	786	—	—	788
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	14,392	—	—	—	—	—	—	—
Balance at June 30, 2021	—	—	26,507,655	265	—	—	697,070	151,993	21,179	870,507
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	23,492	(16,461)	7,031
Issuance of stock, net	200,000	2	—	—	—	—	193,627	—	—	193,629
Stock-based compensation	—	—	—	—	—	—	587	—	—	587
Exercise of stock options	—	—	25,996	—	—	—	327	—	—	327
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	1,960	—	—	—	—	—	—	—
Balance at September 30, 2021	200,000	$2	26,535,611	$265	—	$—	$891,611	$175,485	$4,718	$1,072,081

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	200,000	$2	30,402,706	$304	—	$—	$1,421,592	$193,860	$(6,922)	$1,608,836
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	27,386	(219,005)	(191,619)
Dividends on preferred stock	—	—	—	—	—	—	—	(2,688)	—	(2,688)
Issuance of stock, net	—	—	1,221,217	12	—	—	131,505	—	—	131,517
Stock-based compensation	—	—	—	—	—	—	729	—	—	729
Exercise of stock options	—	—	1,840	—	—	—	30	—	—	30
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	4,552	—	—	—	(309)	—	—	(309)
Balance at March 31, 2022	200,000	2	31,630,315	316	—	—	1,553,547	218,558	(225,927)	1,546,496
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	38,605	(160,274)	(121,669)
Dividends on preferred stock	—	—	—	—	—	—	—	(2,688)	—	(2,688)
Stock-based compensation	—	—	—	—	—	—	1,019	—	—	1,019
Exercise of stock options	—	—	5,260	—	—	—	61	—	—	61
Issuance of share-based awards, net of shares withheld for employee taxes	—	—	5,392	—	—	—	—	—	—	—
Balance at June 30, 2022	200,000	2	31,640,967	316	—	—	1,554,627	254,475	(386,201)	1,423,219
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	—	43,328	(133,884)	(90,556)
Dividends on preferred stock	—	—	—	—	—	—	—	(2,688)	—	(2,688)
Stock-based compensation	—	—	—	—	—	—	1,083	—	—	1,083
Exercise of stock options	—	—	17,636	1	—	—	286	—	—	287
Balance at September 30, 2022	200,000	$2	31,658,603	$317	—	$—	$1,555,996	$295,115	$(520,085)	$1,331,345
See accompanying notes to unaudited consolidated financial statements

SILVERGATE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$109,319	$57,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,531	1,900
Amortization of securities premiums and discounts, net	126,247	28,069
Amortization of loan premiums and discounts and deferred loan origination fees and costs, net	(1,854)	422
Stock-based compensation	2,831	1,373
Reversal of provision for loan losses	(3,075)	—
Originations of loans held-for-sale	(7,776,631)	(9,440,843)
Proceeds from sales of loans held-for-sale	7,776,994	9,488,357
Other gains, net	(2,321)	(7,650)
Other, net	(1,844)	(655)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	5,268	(24,216)
Accrued expenses and other liabilities	31,680	15,238
Net cash provided by operating activities	269,145	119,132
Cash flows from investing activities
Purchases of securities available-for-sale	(3,481,713)	(6,921,562)
Proceeds from sale of securities available-for-sale	507,186	338,851
Proceeds from paydowns and maturities of securities available-for-sale	478,086	215,278
Purchases of securities held-to-maturity	(1,250,420)	—
Proceeds from paydowns and maturities of securities held-to-maturity	80,521	—
Loan payments and (originations), net	227,182	(63,415)
Proceeds from sale of loans, net	165,665	—
Purchase of federal home loan and federal reserve bank stock, net	(24,758)	(19,160)
Purchase of premises and equipment	(1,394)	(267)
Payments to acquire intangible assets	(62,471)	—
Payments for derivative contracts, net	(46,183)	(21,540)
Other, net	(1,715)	—
Net cash used in investing activities	(3,410,014)	(6,471,815)
Cash flows from financing activities
Net change in noninterest bearing deposits	(2,207,753)	6,452,739
Net change in interest bearing deposits	1,155,551	(38,245)
Net change in federal home loan bank advances	700,000	—
Proceeds from common stock issuance, net	(57)	567,521
Proceeds from preferred stock issuance, net	—	193,653
Payments of preferred stock dividends	(8,064)	—
Proceeds from stock option exercise	378	1,559
Taxes paid related to net share settlement of equity awards	(309)	(2,143)
Net cash (used in) provided by financing activities	(360,254)	7,175,084
Net (decrease) increase in cash and cash equivalents	(3,501,123)	822,401
Cash and cash equivalents, beginning of period	5,387,946	2,962,087
Cash and cash equivalents, end of period	$1,886,823	$3,784,488
Supplemental cash flow information:
Cash paid for interest	$8,110	$1,004
Income taxes paid, net	12,789	3,702
Supplemental noncash disclosures:
Transfers of securities from available-for-sale to held-to-maturity	$1,945,473	$—
Common stock issued in exchange for assets acquired	131,574	—
Loans held-for-investment transferred to loans held-for-sale	56,884	—
Loans held-for-sale transferred to loans held-for-investment	11,780	—
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
Recently Issued Accounting Pronouncements Not Yet Effective
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (or “ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (or “CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments were initially effective for fiscal years beginning after December 15, 2019 for SEC registrants and after December 15, 2020, for Public Business Entities, or PBEs. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized the delay of the effective date for smaller reporting companies, as of the ASU 2019-10 effective date, such as the Company to apply the standards related to CECL, until fiscal years beginning after December 15, 2022. For debt securities with other than temporary impairment (OTTI), the guidance will be applied prospectively. The new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline is determined to be other-than-temporary. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets with the scope of CECL, the cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The amendment eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrow is experiencing financial difficulty. In addition, the update requires public business entities to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination. In preparation for the adoption of CECL, the Company contracted a third-party vendor to assist in the application and analysis of ASU 2016-13 as well as a third party vendor to perform an independent model validation. In relation to the loan portfolio, significant progress has been made in the implementation efforts, which include model development, documentation, and validation, identification of data sources, processes and internal controls, and establishment of formal governing policies and standards. The Company has determined loan pool segmentation under CECL, as well as selected the key economic loss drivers for each segment. A CECL model has also been implemented for the securities portfolio. Currently, the Company is conducting parallel runs as well as continuing to review and refine its models and methodologies. The Company has not yet completed an internal and third-party model validation and has not yet finalized selection of internal controls and tests of those controls, and therefore the Company cannot reasonably estimate the impact that the adoption of CECL will have on the Company’s financial statements. The impact upon adoption will depend on a variety of factors as of the date of adoption, including the size and composition of the Company’s portfolios, macroeconomic conditions and forecasts, finalized models, methodologies and other management adjustments. At adoption, the one-time cumulative-effect adjustment for the change in the allowance for credit losses, net of tax, will impact the opening balance of retained earnings as of January 1, 2023. An increase in the allowance will result in a decrease to regulatory capital amounts and ratios. Federal banking regulatory agencies have provided relief for an initial decrease at adoption by allowing the impact to be phased-in over three years on a straight-line basis.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (or “ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate (or “LIBOR”) or other interbank offered rate (reference rates) on financial reporting. On March 5, 2021, the U.K. Financial Conduct Authority, the regulatory supervisor for ICE Benchmark Administration, the administrator of LIBOR, announced that the overnight and one, three, six and twelve month USD LIBOR will be discontinued on June 30, 2023. It was originally expected that LIBOR would be discontinued by the end of 2021. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. In January 2020, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 to include derivative instruments impacted by discounting transition. The Company has created a LIBOR transition team that reports to the Asset Liability Management Committee to address the LIBOR transition and phase-out issues. The Company has identified its LIBOR-based contracts that will be impacted by the transition away from of LIBOR, and is incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. The Company is continuing to evaluate the impact that ASU 2020-04 will have on those financial assets where LIBOR is used as an index rate.
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.
Adopted Accounting Pronouncements
In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provided interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding safeguarding asset, both of which are measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets and may require disclosure of other information about risks and uncertainties arising from the entity’s safeguarding activities. SAB 121 was effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company adopted this guidance as of June 30, 2022 with retrospective application as of January 1, 2022, and concluded that as of June 30, 2022, $52.8 million of safeguarding liabilities and corresponding safeguarding assets were subject to the guidance in SAB 121 and were recorded on the Company’s statement of financial position. The safeguarding liabilities and corresponding safeguarding assets represent the fair value of certain bitcoin collateral for the SEN Leverage loan product held by exchanges or other custodians at the end of the reporting period. The Bank works with regulated digital asset exchanges and custodians as well as other indirect lenders, to act as its collateral custodians for such loans and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. The collateral custodians hold the cryptographic key information, maintain the recordkeeping of the assets and are obligated to secure the assets and protect them from loss or theft. The bitcoin collateral for the SEN Leverage loans may be subject to SAB 121 depending on, among other factors, the underlying contracts with the custodians, including direct or indirect relationships with the custodian and the titling of the custodial accounts in the name of the Bank for the benefit of the borrowers. These specific collateral arrangements resulted in a risk profile consistent with the intent of SAB 121, and therefore were recorded on the statement of financial condition. At September 30, 2022, the balance of safeguarding liabilities and corresponding safeguarding assets was zero.
Note 2—Debt Securities
The following tables summarize the amortized cost, fair value of securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income and gross unrecognized gains and losses of available-for-sale and held-to-maturity debt securities at the dates indicated are as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale securities
U.S. Treasuries	$34,972	$—	$(138)	$34,834
U.S. agency securities - excluding mortgage-backed securities	1,401,703	7,339	(7,919)	1,401,123
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,765,029	—	(83,910)	1,681,119
Government agency collateralized mortgage obligation	1,226,242	—	(64,705)	1,161,537
Private-label collateralized mortgage obligation	130,754	—	(3,793)	126,961
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1,313,169	2,919	(9,062)	1,307,026
Government agency collateralized mortgage obligation	10,204	—	(240)	9,964
Private-label collateralized mortgage obligation	487,732	—	(24,588)	463,144
Municipal bonds:
Tax-exempt	2,329,021	—	(401,010)	1,928,011
Asset backed securities:
Government sponsored student loan pools	209,288	—	(5,760)	203,528
Total available-for-sale	$8,908,114	$10,258	$(601,125)	$8,317,247

	September 30, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Held-to-maturity securities
U.S. Treasuries	$1,246,108	$—	$(80,221)	$1,165,887
Residential mortgage-backed securities:
Government agency mortgage-backed securities	505,600	—	(71,791)	433,809
Government agency collateralized mortgage obligation	101,336	—	(11,456)	89,880
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	53,383	—	(10,216)	43,167
Municipal bonds:
Tax-exempt	800,492	—	(169,793)	630,699
Taxable	397,638	—	(83,246)	314,392
Total held-to-maturity	$3,104,557	$—	$(426,723)	$2,677,834

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale securities
U.S. agency securities - excluding mortgage-backed securities	$1,177,452	$7,320	$(6,005)	$1,178,767
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,428,365	130	(14,378)	1,414,117
Government agency collateralized mortgage obligation	1,659,125	1,617	(15,739)	1,645,003
Private-label collateralized mortgage obligation	1,425	19	(11)	1,433
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1,106,680	1,886	(4,962)	1,103,604
Government agency collateralized mortgage obligation	212,266	19	(1,370)	210,915
Private-label collateralized mortgage obligation	144,204	227	(797)	143,634
Municipal bonds:
Tax-exempt	2,272,794	33,153	(8,210)	2,297,737
Taxable	403,279	341	(6,016)	397,604
Asset backed securities:
Government sponsored student loan pools	233,374	97	(1,026)	232,445
Total available-for-sale	$8,638,964	$44,809	$(58,514)	$8,625,259
During the nine months ended September 30, 2022, the Company transferred, at fair value, $1.9 billion of residential mortgage-backed securities, commercial mortgage-backed securities, and municipal bonds from available-for-sale to held-to-maturity securities. The decision to re-designate the securities was based on the Company’s ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. The related net unrealized after-tax loss of $40.6 million remained in accumulated other comprehensive income and will be amortized as a yield adjustment through earnings over the remaining life of the securities, offsetting the related net amortization of premium on the transferred securities. No gain or loss was recognized at the time of the transfer.
Held-to-maturity securities pledged for borrowings or for other purposes as required or permitted by law had a fair value of $1.7 billion as of September 30, 2022. There were no securities pledged as of December 31, 2021.
At September 30, 2022, the total fair value of securities issued by one individual issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity was $261.0 million.

Securities with unrealized and unrecognized losses as of the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position, are as follows:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Available-for-sale securities
U.S. Treasuries	$34,834	$(138)	$—	$—	$34,834	$(138)
U.S. agency securities - excluding mortgage-backed securities	199,505	(1,661)	400,765	(6,258)	600,270	(7,919)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,547,470	(75,738)	133,649	(8,172)	1,681,119	(83,910)
Government agency collateralized mortgage obligation	33,617	(1,180)	1,127,920	(63,525)	1,161,537	(64,705)
Private-label collateralized mortgage obligation	126,372	(3,776)	377	(17)	126,749	(3,793)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	587,420	(7,639)	119,201	(1,423)	706,621	(9,062)
Government agency collateralized mortgage obligation	9,964	(240)	—	—	9,964	(240)
Private-label collateralized mortgage obligation	394,780	(14,900)	68,364	(9,688)	463,144	(24,588)
Municipal bonds:
Tax-exempt	1,644,444	(324,689)	283,567	(76,321)	1,928,011	(401,010)
Asset backed securities:
Government sponsored student loan pools	111,687	(2,902)	91,841	(2,858)	203,528	(5,760)
	$4,690,093	$(432,863)	$2,225,684	$(168,262)	$6,915,777	$(601,125)

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

	(Dollars in thousands)
Held-to-maturity securities
U.S. Treasuries	$1,165,887	$(80,221)	$—	$—	$1,165,887	$(80,221)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	433,809	(76,806)	—	—	433,809	(76,806)
Government agency collateralized mortgage obligation	95	(2,524)	89,785	(11,755)	89,880	(14,279)
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	43,167	(11,227)	—	—	43,167	(11,227)
Municipal bonds:
Tax-exempt	621,808	(206,751)	8,891	(2,315)	630,699	(209,066)
Taxable	297,112	(85,838)	17,280	(2,659)	314,392	(88,497)
	$2,561,878	$(463,367)	$115,956	$(16,729)	$2,677,834	$(480,096)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Available-for-sale securities
U.S. agency securities - excluding mortgage-backed securities	$761,711	$(6,005)	$—	$—	$761,711	$(6,005)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1,357,080	(14,378)	70	—	1,357,150	(14,378)
Government agency collateralized mortgage obligation	1,513,388	(15,732)	650	(7)	1,514,038	(15,739)
Private-label collateralized mortgage obligation	—	—	433	(11)	433	(11)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	435,055	(4,962)	—	—	435,055	(4,962)
Government agency collateralized mortgage obligation	189,397	(1,370)	—	—	189,397	(1,370)
Private-label collateralized mortgage obligation	98,173	(656)	6,791	(141)	104,964	(797)
Municipal bonds:
Tax-exempt	1,025,689	(8,210)	—	—	1,025,689	(8,210)
Taxable	339,041	(6,016)	—	—	339,041	(6,016)
Asset backed securities:
Government sponsored student loan pools	168,204	(803)	32,783	(223)	200,987	(1,026)
	$5,887,738	$(58,132)	$40,727	$(382)	$5,928,465	$(58,514)
As indicated in the tables above, as of September 30, 2022, the Company’s investment securities had gross unrealized losses totaling approximately $1.1 billion, compared to approximately $58.5 million at December 31, 2021. The Company analyzes all of its securities with an unrealized loss position. For each security, the Company analyzed the credit quality and performed a projected cash flow analysis. In analyzing the credit quality, management may consider whether the securities are issued by the federal government, its agencies or its sponsored entities, or non-governmental entities, whether downgrades by bond rating agencies have occurred, and if credit quality has deteriorated. When performing a cash flow analysis, the Company uses models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics and interest rate assumptions. Based on these analyses and reviews conducted by the Company, and assisted by independent third parties, the Company determined that none of its securities required an other-than-temporary impairment charge at September 30, 2022. Management continues to expect to recover the adjusted amortized cost basis of these securities.
As of September 30, 2022, the Company had 633 securities whose estimated fair value declined 10.13% from the Company’s amortized cost and at December 31, 2021, the Company had 323 securities whose estimated fair value declined 0.98% from the Company’s amortized cost. These unrealized losses on securities are primarily due to changes in market interest rates or widening of credit spreads since their purchase dates. Current unrealized losses are expected to be recovered as the securities approach their respective maturity dates. Management believes it will more than likely not be required to sell any of the debt securities in an unrealized loss position before recovery of the amortized cost basis.
There were no sales or calls of available-for-sale securities for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the Company received $507.2 million in proceeds and recognized $4.8 million of gains and $5.6 million losses on sales of available-for-sale securities. For the three and nine months ended September 30, 2021, the Company received $338.9 million in proceeds and recognized $5.2 million of gains and no losses on sales of available-for-sale securities.
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

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale securities
Within one year	$34,972	$34,834	$—	$—
After one year through five years	138,340	134,166	2,243	2,170
After five years through ten years	1,438,115	1,435,430	1,406,395	1,401,733
After ten years	7,296,687	6,712,817	7,230,326	7,221,356
Total	$8,908,114	$8,317,247	$8,638,964	$8,625,259
Held-to-maturity securities
Within one year	$—	$—	$—	$—
After one year through five years	1,246,108	1,165,887	—	—
After five years through ten years	288,276	234,981	—	—
After ten years	1,570,173	1,276,966	—	—
Total	$3,104,557	$2,677,834	$—	$—
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
Commercial and industrial. Commercial and industrial loans consist of U.S. dollar denominated loans to businesses that are collateralized almost exclusively by bitcoin or U.S. dollars, also known as our core lending product, SEN Leverage. Commercial and industrial loans may also consist of loans and lines of credit to businesses that are generally collateralized by accounts receivable, inventory, equipment, loan and lease receivables and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risks may arise from differences between expected and actual cash flows and/or liquidity levels of the borrowers, as well as the type of collateral securing these loans and the reliability of the conversion thereof to cash. Borrowers accessing SEN Leverage provide bitcoin or U.S. dollars as collateral in an amount greater than the line of credit eligible to be advanced. The Bank works with regulated digital asset exchanges and other indirect lenders, as the case may be, to both act as its collateral custodian for such loans, and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. At no time does the Bank directly hold the pledged bitcoin. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise. The outstanding balance of gross SEN Leverage loans was $302.2 million and $335.9 million at September 30, 2022 and December 31, 2021, respectively. Unfunded commitments on SEN Leverage loans were $1.2 billion and $234.6 million at September 30, 2022 and December 31, 2021, respectively.
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

Mortgage warehouse. The Company’s mortgage warehouse lending division provides short-term interim funding primarily for single-family residential mortgage loans originated by mortgage bankers or other lenders. The Company holds legal title to such loans from the date they are funded by the Company until the loans are sold to secondary market investors pursuant to pre-existing take out commitments, generally within a few weeks of origination, with loan sale proceeds applied to pay down Company funding. The Company’s mortgage warehouse loans may either be held-for-investment or held-for-sale depending on the underlying contract. At September 30, 2022 and December 31, 2021, gross mortgage warehouse loans were approximately $1.0 billion and $1.1 billion, respectively.
A summary of loans as of the periods presented are as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Real estate loans:
One-to-four family	$37,636	$105,098
Multi-family	9,028	56,751
Commercial	63,979	210,136
Construction	—	7,573
Commercial and industrial	302,160	335,862
Reverse mortgage and other	1,270	1,410
Mortgage warehouse	58,760	177,115
Total gross loans held-for-investment	472,833	893,945
Deferred fees, net	(1,871)	275
Total loans held-for-investment	470,962	894,220
Allowance for loan losses	(3,176)	(6,916)
Total loans held-for-investment, net	$467,786	$887,304
Total loans held-for-sale(1)	$924,644	$893,194
________________________
(1)Loans held-for-sale include $891.5 million and $893.2 million of mortgage warehouse loans as of September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022 and December 31, 2021, approximately $111.8 million and $381.0 million, respectively, of the Company’s gross loans held-for-investment were collateralized by various forms of real estate, primarily located in California. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. At September 30, 2022 and December 31, 2021, approximately $302.2 million and $335.9 million, respectively, of the Company’s gross loans held-for-investment was collateralized primarily by bitcoin and U.S. dollars. The loan to value ratio of these loans fluctuates in relation to value of bitcoin held as collateral, which may be volatile and there is no assurance that customers will be able to timely provide additional collateral under these loans in a scenario where the value of the bitcoin drops precipitously. The Company monitors and manages concentrations of credit risk by making loans that are diversified by collateral type, placing limits on the amounts of various categories of loans relative to total Company capital, and conducting quarterly reviews of its portfolio by collateral type, geography, and other characteristics.
Recorded investment in loans excludes accrued interest receivable due to immateriality. Accrued interest on loans held-for-investment totaled approximately $2.5 million and $3.3 million at September 30, 2022 and December 31, 2021, respectively.

Allowance for Loan Losses
The following tables present the allocation of the allowance for loan losses, as well as the activity in the allowance by loan class, and recorded investment in loans held-for-investment as of and for the periods presented:

	Three Months Ended September 30, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2022	$644	$108	$464	$—	$2,538	$13	$675	$4,442
Charge-offs(1)	(665)	—	—	—	—	—	—	(665)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	287	(11)	(94)	—	(365)	(1)	(417)	(601)
Balance, September 30, 2022	$266	$97	$370	$—	$2,173	$12	$258	$3,176

	Three Months Ended September 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, June 30, 2021	$1,259	$743	$2,938	$512	$1,245	$11	$208	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(131)	(103)	(440)	91	211	1	371	—
Balance, September 30, 2021	$1,128	$640	$2,498	$603	$1,456	$12	$579	$6,916

	Nine Months Ended September 30, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2021	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916
Charge-offs(1)	(665)	—	—	—	—	—	—	(665)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(92)	(585)	(1,647)	(776)	607	—	(582)	(3,075)
Balance, September 30, 2022	$266	$97	$370	$—	$2,173	$12	$258	$3,176

	Nine Months Ended September 30, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Balance, December 31, 2020	$1,245	$878	$1,810	$590	$1,931	$39	$423	$6,916
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	(117)	(238)	688	13	(475)	(27)	156	—
Balance, September 30, 2021	$1,128	$640	$2,498	$603	$1,456	$12	$579	$6,916
________________________
(1)Includes write-downs arising from transfers of loans to held-for-sale.

	September 30, 2022
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$25	$—	$—	$—	$—	$—	$—	$25
General portfolio allocation	241	97	370	—	2,173	12	258	3,151
Total allowance for loan losses	$266	$97	$370	$—	$2,173	$12	$258	$3,176
Loans evaluated for impairment:
Specifically evaluated	$4,045	$—	$1,175	$—	$—	$619	$—	$5,839
Collectively evaluated	33,895	9,028	62,795	—	299,985	660	58,760	465,123
Total loans held-for-investment	$37,940	$9,028	$63,970	$—	$299,985	$1,279	$58,760	$470,962

	December 31, 2021
	One-to -Four Family	Multi- Family	Commercial Real Estate	Construction	Commercial and Industrial	Reverse Mortgage and Other	Mortgage Warehouse	Total

	(Dollars in thousands)
Amount of allowance attributed to:
Specifically evaluated impaired loans	$29	$—	$—	$—	$—	$—	$—	$29
General portfolio allocation	994	682	2,017	776	1,566	12	840	6,887
Total allowance for loan losses	$1,023	$682	$2,017	$776	$1,566	$12	$840	$6,916
Loans evaluated for impairment:
Specifically evaluated	$4,229	$—	$1,956	$—	$—	$923	$—	$7,108
Collectively evaluated	101,609	56,855	208,170	7,502	335,362	499	177,115	887,112
Total loans held-for-investment	$105,838	$56,855	$210,126	$7,502	$335,362	$1,422	$177,115	$894,220
Impaired Loans
The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods presented:

	September 30, 2022
	Unpaid Principal Balance	Recorded Investment	Specific Allowance

	(Dollars in thousands)
With no specific allowance recorded:
Real estate loans:
One-to-four family	$3,789	$3,750	$—
Commercial	1,175	1,175	—
Reverse mortgage and other	613	619	—
	5,577	5,544	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	291	295	25
	291	295	25
Total impaired loans	$5,868	$5,839	$25

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Specific Allowance

	(Dollars in thousands)
With no specific allowance recorded:
Real estate loans:
One-to-four family	$4,616	$3,927	$—
Commercial	1,955	1,956	—
Reverse mortgage and other	914	923	—
	7,485	6,806	—
With a specific allowance recorded:
Real estate loans:
One-to-four family	323	302	29
	323	302	29
Total impaired loans	$7,808	$7,108	$29

	Three Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no specific allowance recorded:
Real estate loans:
One-to-four family	$4,941	$21	$6,873	$50
Commercial	1,175	18	9,970	135
Commercial and industrial	—	—	174	3
Reverse mortgage and other	614	—	893	—
	6,730	39	17,910	188
With a specific allowance recorded:
Real estate loans:
One-to-four family	294	2	301	6
	294	2	301	6
Total impaired loans	$7,024	$41	$18,211	$194

	Nine Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no specific allowance recorded:
Real estate loans:
One-to-four family	$4,187	$86	$6,261	$190
Commercial	1,625	66	9,890	396
Commercial and industrial	—	—	212	12
Reverse mortgage and other	692	—	796	—
	6,504	152	17,159	598
With a specific allowance recorded:
Real estate loans:
One-to-four family	297	8	243	9
Reverse mortgage and other	—	—	86	—
	297	8	329	9
Total impaired loans	$6,801	$160	$17,488	$607
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
The following tables present by loan class the aging analysis based on contractual terms, nonaccrual loans, and the Company’s recorded investment in loans held-for-investment as of the periods presented:

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$648	$662	$2,705	$4,015	$33,925	$37,940	$3,079	$—
Multi-family	—	—	—	—	9,028	9,028	—	—
Commercial	—	—	—	—	63,970	63,970	—	—
Commercial and industrial	—	—	—	—	299,985	299,985	—	—
Reverse mortgage and other	—	—	—	—	1,279	1,279	619	—
Mortgage warehouse	—	—	—	—	58,760	58,760	—	—
Total loans held-for-investment	$648	$662	$2,705	$4,015	$466,947	$470,962	$3,698	$—

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total	Nonaccruing	Loans Receivable > 89 Days and Accruing

	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,176	$—	$2,985	$4,161	$101,677	$105,838	$3,080	$—
Multi-family	—	—	—	—	56,855	56,855	—	—
Commercial	—	—	—	—	210,126	210,126	—	—
Construction	—	—	—	—	7,502	7,502	—	—
Commercial and industrial	—	—	—	—	335,362	335,362	—	—
Reverse mortgage and other	—	—	—	—	1,422	1,422	923	—
Mortgage warehouse	—	—	—	—	177,115	177,115	—	—
Total loans held-for-investment	$1,176	$—	$2,985	$4,161	$890,059	$894,220	$4,003	$—
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
As of September 30, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $1.6 million and $1.7 million, respectively. The Company has allocated $25,000 of specific allowance for those loans at September 30, 2022 and $29,000 at December 31, 2021. The Company has not committed to advance additional amounts on these TDRs. No loans were modified as TDRs during the three months ended September 30, 2022.
Modifications of loans classified as TDRs during the periods presented, are as follows:

	Nine Months Ended September 30, 2022
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

The TDRs described above had no impact on the allowance for loan losses and no impact to charge-offs during the three and nine months ended September 30, 2022. The TDRs described above had an immaterial impact on the allowance for loan losses and no impact to charge-offs during the three and nine months ended September 30, 2021.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within twelve months during the three and nine months ended September 30, 2022 or 2021. There was no provision for loan loss or charge-offs for TDRs that subsequently defaulted during the three and nine months ended September 30, 2022 or 2021.
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

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2022
Real estate loans:
One-to-four family	$33,838	$1,023	$3,079	$—	$37,940
Multi-family	9,028	—	—	—	9,028
Commercial	59,548	3,247	1,175	—	63,970
Commercial and industrial	299,985	—	—	—	299,985
Reverse mortgage and other	660	—	619	—	1,279
Mortgage warehouse	58,760	—	—	—	58,760
Total loans held-for-investment	$461,819	$4,270	$4,873	$—	$470,962

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220
Purchases and Sales
The following table presents loans held-for-investment purchased and/or sold during the year by portfolio segment:

	Nine Months Ended September 30,
	2022		2021
	Purchases	Sales(1)	Purchases	Sales

	(Dollars in thousands)
Real estate loans:
One-to-four family	$—	$3,579	$—	$—
Multi-family	—	54,227	1,040	—
Commercial	—	155,011	—	—
Construction	—	6,823	—	—
	$—	$219,640	$1,040	$—
________________________
(1)In conjunction with the loan sales during the nine months ended September 30, 2022, the Company purchased a participating interest of $67.6 million of the loans sold to the buyer.
Related Party Loans
The Company had no outstanding balance of related party loans at September 30, 2022 and $7.7 million outstanding as of December 31, 2021. During the nine months ended September 30, 2022, the Company received $7.7 million in proceeds from loan sales and principal payments.
Note 4—FHLB Advances and Other Borrowings
Federal Home Loan Bank (“FHLB”) Advances
The following table sets forth certain information on overnight FHLB advances as of the dates indicated:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Amount outstanding	$700,000	$—
Weighted average interest rate	3.18%	—
FHLB advances or borrowing capacity can be secured with eligible collateral consisting of qualifying real estate loans or certain securities. Advances from the FHLB are subject to the FHLB’s collateral and underwriting requirements and as of September 30, 2022 and December 31, 2021, were limited in the aggregate to 35% of the Bank’s total assets. Loans and securities of approximately $2.7 billion and $1.4 billion were pledged to the FHLB as of September 30, 2022 and December 31, 2021, respectively. Unused borrowing capacity based on the lesser of the percentage of total assets and pledged collateral was approximately $1.6 billion and $1.0 billion as of September 30, 2022 and December 31, 2021, respectively.

FRB Advances
The Bank is also approved to borrow through the Discount Window of the Federal Reserve Bank of San Francisco on a collateralized basis without any fixed dollar limit. Loans with a carrying value of approximately $67.9 million and $6.0 million were pledged to the FRB at September 30, 2022 and December 31, 2021, respectively. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was approximately $35.2 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, there were no FRB advances outstanding.
Repurchase Agreements
The Bank occasionally borrows under repurchase agreements with brokers, accounted for as secured borrowings. At September 30, 2022 and December 31, 2021, there were no repurchase agreements outstanding.
Federal Funds Purchased
The Bank may borrow up to an aggregate $138.0 million, overnight on an unsecured basis, from three of its correspondent banks. Access to these funds is subject to liquidity availability, market conditions and any negative material change in the Bank’s credit profile. At September 30, 2022 and December 31, 2021, the Company had no outstanding balance of federal funds purchased.
Note 5—Intangible Assets
On January 31, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) under which it acquired from the Libra Association, Diem Networks US HoldCo, Inc., Diem Networks US, Inc., Diem Networks II LLC, Diem LLC, and Diem Networks LLC, (collectively, the “Sellers”) certain intellectual property and other technology assets related to running a blockchain-based payment network. The assets acquired by the Company included development, deployment and operations infrastructure and tools for running a blockchain-based payment network designed to facilitate payments for commerce and cross-border remittances as well as proprietary software elements that are critical to running a regulatory-compliant stablecoin network. The technology is currently in a pre-launch phase, and no related amortization expense has been recorded for the acquired asset. The amortization period will begin when the developed technology is available for intended use.
Under the terms of the Purchase Agreement, the aggregate purchase price for the acquired assets consisted of (i) $50.0 million in cash consideration and (ii) 1,221,217 shares of the Company’s Class A common stock. The value of the total transaction consideration was $181.6 million. The Company accounted for the purchase as an asset acquisition and has capitalized direct transaction costs related to the purchase as well as development costs of $12.5 million, bringing the total intangible asset to $194.0 million at September 30, 2022.
Note 6—Subordinated Debentures, Net
A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2022, the interest rate for the Company’s next scheduled payment was 7.13%, based on six-month LIBOR of 3.38%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all of the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2022, the interest rate for the Company’s next scheduled payment was 5.14%, based on three-month LIBOR of 3.29%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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

The outstanding balance of the subordinated debentures was $15.9 million, net of $0.1 million unamortized debt issuance costs as of September 30, 2022 and $15.8 million, net of $0.1 million unamortized debt issuance costs as of December 31, 2021.
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
Interest rate swaps. In 2022, the Company entered into a receive fixed/pay floating rate interest rate swap for a notional amount of $2.5 billion designated as a cash flow hedge of certain available-for-sale securities and a two-year forward starting pay fixed/receive floating rate interest rate swap for a notional amount of $1.5 billion that was designated as fair value hedge of certain available-for-sale securities (collectively the “2022 Swap Agreements”). The 2022 Swap Agreements were determined to be effective during the periods presented. The 2022 Swap Agreements were based on the Secured Overnight Financing Rate (“SOFR”) index and have original expiration dates in 2024 and 2029, respectively.
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
Interest rate caps. In 2021, the Company entered into 26 interest rate cap agreements with a total notional amount of $552.8 million (“Federal Funds Rate Cap Agreements”). The Federal Funds Rate Cap Agreements are designated as fair value hedges against changes in the fair value of certain fixed rate tax-exempt municipal bonds. The Company utilizes the interest rate caps as hedges against adverse changes in interest rates on the designated securities attributable to fluctuations in the federal funds rate above 2.00%, as applicable. An increase in the benchmark interest rate hedged reduces the fair value of these assets. The Federal Funds Rate Cap Agreements expire on various dates from 2027 to 2032. The upfront fee paid to the counterparties was approximately $24.7 million. The Company expects the Federal Funds Rate Cap Agreements to remain effective during the remaining term of the respective agreements. During the three months ended March 31, 2022, the Company sold certain tax-exempt municipal bonds and $16.5 million notional amount of the related interest rate caps for $1.1 million in proceeds for the interest rate caps and recognized a gain of $0.4 million which was recognized immediately in other noninterest income on the statement of operations. The Company may receive collateral or may be required to post collateral based upon market valuation. As of September 30, 2022, the Company held $83.5 million in cash collateral posted by the counterparty.
In 2012, the Company entered into a $12.5 million and a $3.0 million notional forward interest rate cap agreement (the “LIBOR Cap Agreements”) to hedge its variable rate subordinated debentures. The $3.0 million LIBOR Cap Agreement and $12.5 million LIBOR Cap Agreement matured during the nine months ended September 30, 2022.
The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated statements of financial condition.

	September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swap	Other liabilities	$64,220	Other liabilities	$—
Cash flow hedge interest rate floor	Derivative assets	35,367	Derivative assets	18,992
Fair value hedge interest rate swap	Derivative assets	55,925	Derivative assets	—
Fair value hedge interest rate cap	Derivative assets	62,698	Derivative assets	15,064
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Line Item in the Statement of Financial Condition of Hedged Item:
Securities available-for-sale	$2,462,195	$697,437	$(102,236)	$—

The following table summarizes the effects of derivatives in cash flow and fair value hedging relationships designated as hedging instruments on the Company’s AOCI and consolidated statements of operations for the periods presented.

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swap	$(45,232)	$—	Interest income—Taxable securities	$2,824	$—
Cash flow hedge interest rate floor	(478)	(216)	Interest income—Other interest earning assets	(54)	142
Cash flow hedge interest rate floor	(22,563)	(863)	Interest income—Taxable securities	(2,557)	1,089
Cash flow hedge interest rate cap	—	—	Interest expense—Subordinated debentures	(22)	(101)
Fair value hedge interest rate cap(1)	(8,844)	459

	Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swap	$(57,474)	$—	Interest income—Taxable securities	$6,746	$—
Cash flow hedge interest rate floor	(2,283)	(1,361)	Interest income—Other interest earning assets	149	418
Cash flow hedge interest rate floor	(34,239)	(5,442)	Interest income—Taxable securities	(1,549)	3,214
Cash flow hedge interest rate cap	—	—	Interest expense—Subordinated debentures	(199)	(301)
Fair value hedge interest rate cap(1)	2,557	(8,164)
________________________
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in other comprehensive income.
The Company estimates that approximately $46.3 million of net derivative loss for cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. No gain or loss was reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.

The following tables present the effect of fair value hedge accounting on the Company’s consolidated statements of operations for the periods presented.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended September 30,
	2022		2021
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$47,401	$14,412	$14,000	$5,014
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$—	$(83,584)	$(105)	$—
Derivatives designated as hedging instruments	—	82,814	74	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(606)	—	(625)

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Nine Months Ended September 30,
	2022		2021
	Interest income - Taxable securities	Interest income - Tax-exempt securities	Interest income - Taxable securities	Interest income - Tax-exempt securities

	(Dollars in thousands)
Total interest income presented in the statement of operations in which the effects of fair value hedges are recorded	$96,166	$42,416	$25,916	$9,832
Effects of fair value hedging relationships
Interest rate contracts:
Hedged items	$—	$(102,590)	$(690)	$—
Derivatives designated as hedging instruments	—	101,777	631	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	(1,815)	—	(1,104)

Note 8—Income Taxes
Comparison of the federal statutory income tax rates to the Company’s effective income tax rates for the periods presented are as follows:

	Three Months Ended September 30,
	2022		2021
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$11,926	21.0%	$6,167	21.0%
State tax, net of federal benefit	4,617	8.1%	2,049	7.0%
Tax credits	(45)	(0.1)%	(61)	(0.2)%
Tax-exempt income, net	(3,380)	(6.0)%	(1,731)	(5.9)%
Excess tax benefit from stock-based compensation	(269)	(0.5)%	(523)	(1.8)%
Other items, net	613	1.2%	(27)	(0.1)%
Actual tax expense	$13,462	23.7%	$5,874	20.0%

	Nine Months Ended September 30,
	2022		2021
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Statutory federal tax	$29,484	21.0%	$12,978	21.0%
State tax, net of federal benefit	11,498	8.2%	1,939	3.1%
Tax credits	(128)	(0.1)%	(118)	(0.2)%
Tax-exempt income, net	(10,011)	(7.1)%	(2,483)	(4.0)%
Excess tax benefit from stock-based compensation	(393)	(0.3)%	(7,572)	(12.3)%
Other items, net	630	0.4%	(83)	(0.1)%
Actual tax expense	$31,080	22.1%	$4,661	7.5%
Income tax expense was $13.5 million for the three months ended September 30, 2022 compared to $5.9 million for the three months ended September 30, 2021. The effective tax rates for the three months ended September 30, 2022 and 2021 were 23.7% and 20.0%, respectively. Income tax expense was $31.1 million for the nine months ended September 30, 2022 compared to $4.7 million for the nine months ended September 30, 2021. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 22.1% and 7.5%, respectively. The higher effective tax rates for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021 were primarily due to lower excess tax benefits recognized during 2022 on the exercise of stock options. The increase in tax expense and effective tax rates for the three and nine months ended September 30, 2022 were partially offset by an increase in tax-exempt income earned on certain municipal bonds compared to the three and nine months ended September 30, 2021.
The deferred tax asset balance as of September 30, 2022 was $219.9 million compared to $6.5 million as of December 31, 2021. The increase in the deferred tax asset is attributable to the unrealized losses on the available-for-sale securities portfolio and derivatives.
Note 9 —Commitments and Contingencies
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated statements of financial condition. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized on the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. The Company is not aware of any accounting loss to be incurred by funding these commitments, however, an allowance for off-balance sheet credit risk is recorded in other liabilities on the statements of financial condition. The allowance for these commitments amounted to approximately $18,000 and $0.6 million at September 30, 2022 and December 31, 2021, respectively.

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Unfunded lines of credit	$1,191,043	$248,092
Letters of credit	470	484
Total credit extension commitments	$1,191,513	$248,576
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
Total stock-based compensation expense was $1.1 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Total stock-based compensation expense was $2.8 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock Options
A summary of stock option activity as of September 30, 2022 and changes during the nine months ended September 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	191,191	$24.97
Granted	29,117	110.84
Exercised	(24,736)	14.72
Forfeited or expired	(1,831)	16.09
Outstanding at September 30, 2022	193,741	$39.27	6.8 years	$8,995
Exercisable at September 30, 2022	76,758	$20.68	5.2 years	$4,520
Vested or Expected to Vest at September 30, 2022	189,325	$39.02	6.8 years	$8,823
As of September 30, 2022, there was $1.8 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock unit awards as of September 30, 2022, and changes during the nine months ended September 30, 2022, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	56,871	$72.53
Granted	55,461	$102.25
Vested	(12,520)	$111.48
Forfeited	(1,774)	$87.01
Nonvested at September 30, 2022	98,038	$84.11
At September 30, 2022, there was approximately $5.5 million of total unrecognized compensation expense related to nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.
Note 11—Regulatory Capital
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. As of January 1, 2019, the capital conservation buffer had fully phased in to 2.50%. Inclusive of the fully phased-in capital conservation buffer, the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio minimums are 7.00%, 8.50% and 10.50%, respectively. The Company and the Bank’s regulatory capital reflects the one-time AOCI opt-out election made in the first reporting period after it was subject to capital requirements and therefore the net unrealized gain or loss on available for sale securities and derivatives are not included in computing regulatory capital. Management believes, as of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.
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

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2022 and December 31, 2021, are presented in the following tables:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2022
The Company
Tier 1 leverage ratio	$1,672,886	10.71%	$624,666	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,463,765	40.72%	161,753	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,672,886	46.54%	215,671	6.00%	N/A	N/A
Total risk-based capital ratio	1,676,080	46.63%	287,561	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,631,662	10.45%	624,574	4.00%	$780,717	5.00%
Common equity tier 1 capital ratio	1,631,662	45.45%	161,568	4.50%	233,376	6.50%
Tier 1 risk-based capital ratio	1,631,662	45.45%	215,424	6.00%	287,232	8.00%
Total risk-based capital ratio	1,634,856	45.53%	287,232	8.00%	359,040	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%
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
Safeguarding assets and liabilities. Safeguarding liabilities and corresponding safeguarding assets represent the Company’s obligation to safeguard bitcoin collateral held by certain regulated digital asset exchanges and other custodians for certain SEN Leverage loans subject to accounting guidance issued by SAB 121. The Company uses third party market pricing of bitcoin to record the safeguarding liabilities and corresponding safeguarding assets at fair value. The fair value of the safeguarding liabilities and corresponding safeguarding assets related to these digital assets are classified as Level 2 under the fair value hierarchy.
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
The following tables provide the hierarchy and fair value for each class of assets and liabilities measured at fair value for the periods presented.
As of September 30, 2022 and December 31, 2021, assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2022
Assets
Securities available-for-sale	$69,110	$8,248,137	$—	$8,317,247
Derivative assets	—	153,990	—	153,990
	$69,110	$8,402,127	$—	$8,471,237
Liabilities
Derivative liabilities	$—	$64,220	$—	$64,220

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Assets
Securities available-for-sale	$—	$8,625,259	$—	$8,625,259
Derivative assets	—	34,056	—	34,056
	$—	$8,659,315	$—	$8,659,315
There were no assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.
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
The following tables present information about the Company’s assets and liabilities that are not measured at fair value in the consolidated statements of financial condition as of the dates presented:

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
September 30, 2022
Financial assets:
Cash and due from banks	$465,853	$465,853	$—	$—	$465,853
Interest earning deposits	1,420,970	1,420,970	—	—	1,420,970
Securities held-to-maturity	3,104,557	1,165,887	1,511,947	—	2,677,834
Loans held-for-sale	924,644	—	924,644	—	924,644
Loans held-for-investment, net	467,786	—	—	465,996	465,996
Accrued interest receivable	78,799	1,021	25,978	51,800	78,799
Financial liabilities:
Deposits	$13,238,426	$—	$12,357,500	$—	$12,357,500
FHLB advances	700,000	—	700,000	—	700,000
Subordinated debentures, net	15,855	—	15,855	—	15,855
Accrued interest payable	3,375	—	3,375	—	3,375

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
December 31, 2021
Financial assets:
Cash and due from banks	$208,193	$208,193	$—	$—	$208,193
Interest earning deposits	5,179,753	5,179,753	—	—	5,179,753
Loans held-for-sale	893,194	—	893,194	—	893,194
Loans held-for-investment, net	887,304	—	—	891,166	891,166
Accrued interest receivable	40,370	41	8,980	31,349	40,370
Financial liabilities:
Deposits	$14,290,628	$—	$14,167,200	$—	$14,167,200
Subordinated debentures, net	15,845	—	15,646	—	15,646
Accrued interest payable	223	—	223	—	223
Note 13—Earnings Per Share
The computation of basic and diluted earnings per share is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Basic
Net income	$43,328	$23,492	$109,319	$57,137
Less: Dividends paid to preferred shareholders	2,688	—	8,064	—
Net income available to common shareholders	$40,640	$23,492	$101,255	$57,137
Weighted average common shares outstanding	31,655	26,525	31,505	24,927
Basic earnings per common share	$1.28	$0.89	$3.21	$2.29
Diluted
Net income available to common shareholders	$40,640	$23,492	$101,255	$57,137
Weighted average common shares outstanding for basic earnings per common share	31,655	26,525	31,505	24,927
Add: Dilutive effects of stock-based awards	148	241	164	381
Average shares and dilutive potential common shares	31,803	26,766	31,669	25,308
Dilutive earnings per common share	$1.28	$0.88	$3.20	$2.26
Stock-based awards for 104,000 and 44,000 shares of common stock for the three months ended September 30, 2022 and 2021, respectively, and 85,000 and 44,000 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per share, because they were anti-dilutive.
Note 14—Shareholders’ Equity
The Company’s Articles of Incorporation, as amended,(“Articles”) authorize the Company to issue up to (i) 150,000,000 shares of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) and (ii) 10,000,000 shares of Preferred Stock, par value $0.01 per share.
Preferred Stock
The Company, upon authorization of the board of directors, may issue shares of one or more series of preferred stock from time to time. The board of directors may, without any action by holders of Class A Common Stock or, except as may be otherwise provided in the terms of any series of preferred stock of which there are shares outstanding, holders of preferred stock adopt resolutions to designate and establish a new series of preferred stock. Upon establishing such a series of preferred stock, the board will determine the number of shares of preferred stock of that series that may be issued and the rights and preferences of that series of preferred stock. The rights of any series of preferred stock may include, among others, general or special voting rights; preferential liquidation or preemptive rights; preferential cumulative or noncumulative dividend rights; redemption or put rights; and conversion or exchange rights.

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

Dividend Declared Date	Amount Per Share	Amount Per Depository Share	Total Dividend (In Thousands)	Period Covered	Record Date	Dividend Paid Date
October 14, 2021	$15.08	$0.377	$3,016	August 4, 2021 through November 14, 2021	October 29, 2021	November 15, 2021
January 14, 2022	13.44	0.336	2,688	November 15, 2021 through February 14, 2022	January 31, 2022	February 15, 2022
April 11, 2022	13.44	0.336	2,688	February 15, 2022 through May 14, 2022	April 29, 2022	May 16, 2022
July 11, 2022	13.44	0.336	2,688	May 15, 2022 through August 14, 2022	July 29, 2022	August 15, 2022
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
Note 15—Subsequent Event
Preferred Stock Dividend
On October 11, 2022, the Company’s board of directors declared a quarterly dividend payment of $13.44 per share, equivalent to $0.336 per depositary share, on its Series A Preferred Stock, for the period covering August 15, 2022 through November 14, 2022, for a total dividend of $2.7 million. The dividend will be payable on November 15, 2022 to shareholders of record of the Series A Preferred Stock as of October 28, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.
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
Overview
Silvergate Capital Corporation is the holding company for our wholly-owned subsidiary, Silvergate Bank, which we believe is the leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital asset industry. Key to our leadership position and growth strategy is the Silvergate Exchange Network (“SEN”), our proprietary, virtually instantaneous payment network for participants in the digital asset industry which serves as a platform for the development of additional products and services. The SEN has a powerful network effect that makes it more valuable as participants and utilization increase. The SEN has enabled us to significantly grow our noninterest bearing deposit product for digital asset industry participants, which has provided the majority of our funding over the last four years. This unique source of funding is a distinct advantage over most traditional financial institutions and allows us to generate revenue from a conservative portfolio of investments in cash, short term securities and certain types of loans that we believe generate attractive risk-adjusted returns. In addition, use of the SEN has resulted in an increase in noninterest income that we believe will become a valuable source of additional revenue as we develop and deploy fee-based solutions in connection with our digital asset initiative. We are also evaluating additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening SEN network effects.
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
In 2013, we began exploring the digital asset industry and have significantly expanded and reoriented our product and service menus since that time to support our growing digital asset initiative, including the implementation of deposit and cash management services for digital asset related businesses, domestically and internationally. Because of our focus on the digital asset industry in recent years and the unique value-add solutions and services we provide, we have experienced a significant increase in our noninterest bearing deposits which has allowed us to generate attractive returns on lower risk assets through increased investments in interest earning deposits in other banks and securities. Correspondingly, we have significantly de-emphasized our real estate lending and, currently, our lending activities are focused on bitcoin collateralized loans, or SEN Leverage, and mortgage warehouse loans. In fact, our SEN Leverage lending product, which was piloted during 2020, is now one of the Company’s core lending products.
Digital Asset Initiative
We leverage the SEN and our management team’s expertise in the digital asset industry to develop, implement and maintain critical financial infrastructure solutions and services for many of the largest U.S. digital asset exchanges and global investors, as well as other digital asset infrastructure providers that utilize the Company as a foundational layer for their products. The SEN is a central element of the operations of our digital asset related customers, which enables us to grow with our existing customers and to attract new customers who can benefit from our innovative solutions and services. We believe that our vision and advanced approach to compliance complement the SEN and empower us to extend our leadership position in the industry by developing additional infrastructure solutions and services that will facilitate growth in our business.
We began exploring the digital asset industry in 2013 based on market dynamics which we believed were highly attractive:
•Significant and Growing Industry: Digital assets presented a revolutionary model for executing financial transactions with substantial potential for growth.
•Infrastructure Needs: In order to become widely adopted, digital assets would need to rely on many traditional elements of financial services, including those services that support funds transfers, customer account controls and other security measures.
•Regulatory Complexity as a Barrier to Entry: Providing infrastructure solutions and services to the digital asset industry would require specialized compliance capabilities and a management team with a deep understanding of both the digital asset and the financial services industries.
These insights have been proven correct and we believe they remain true today. In fact, we believe that the market opportunity for digital assets, the need for infrastructure solutions and services and the regulatory complexity have all expanded significantly since 2013. Our ability to address these market dynamics over the past eight years has provided us with a first-mover advantage within the digital asset industry that is the cornerstone of our leadership position today.
Digital Asset Customers
Our customer base has grown rapidly, as many customers proactively approach us due to our reputation as the leading provider of innovative financial infrastructure solutions and services to participants in the digital asset industry, which includes our unique technology solutions. As of September 30, 2022, we had over 300 prospective digital asset customer leads in various stages of our customer onboarding process and pipeline, which includes extensive regulatory compliance diligence and integrating of the customer’s technology stack for those new digital asset customers interested in using our proprietary, cloud-based application programming interface (“API”).
The following list sets forth summary information regarding the types of market participants who are our primary customers:
•Digital Asset Exchanges: Exchanges through which digital assets are bought and sold; includes over-the-counter (“OTC”) trading desks.

•Institutional Investors: Hedge funds, venture capital funds, private equity funds, family offices and traditional asset managers, which are investing in the relatively nascent digital asset class.
•Other Customers: Companies developing new protocols, platforms and applications; mining operations; and providers of other services.
Our customers include some of the largest U.S. exchanges and global investors in the digital asset industry. These market participants generally hold either or both of two distinct types of funds: (i) those funds that market participants use for digital asset investment activities, which we refer to as investor funds, and (ii) those funds that market participants use for business operations, which we refer to as operating funds.
Our customer ecosystem also includes software developers, digital asset miners, custodians and general industry participants that need our solutions and services.
Silvergate Exchange Network
For the three and nine months ended September 30, 2022, there were $112.6 billion and $446.2 billion, respectively, of U.S. dollar transfers that occurred on the SEN, compared to $162.0 billion and $568.1 billion during the three and nine months ended September 30, 2021.
Financial Results
In November 2020, the SEC adopted amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K, which became effective on February 10, 2021. One update to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have elected to adopt this rule change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended September 30, 2022 and June 30, 2022, where applicable, throughout this Management's Discussion and Analysis. As required, we continue to compare our year-to-date results to the corresponding year-to-date results of the preceding year.

The following table presents the components of results of operations, performance ratios and share data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$90,766	$71,587	$213,191	$91,912
Interest expense	9,878	1,041	11,262	851
Net interest income	80,888	70,546	201,929	91,061
Reversal of provision for loan losses	(601)	—	(3,075)	—
Net interest income after provision	81,489	70,546	205,004	91,061
Noninterest income	8,454	9,214	27,118	34,201
Noninterest expense	33,153	30,552	91,723	63,464
Income before income taxes	56,790	49,208	140,399	61,798
Income tax expense	13,462	10,603	31,080	4,661
Net income	43,328	38,605	109,319	57,137
Dividends on preferred stock	2,688	2,688	8,064	—
Net income available to common shareholders	$40,640	$35,917	$101,255	$57,137
Financial Ratios(1):
Return on average assets (ROAA)	1.04%	0.89%	0.84%	0.75%
Return on average equity (ROAE)	11.24%	9.58%	8.85%	9.73%
Return on average common equity (ROACE)	12.99%	10.99%	10.13%	10.27%
Net interest margin(2)	2.31%	1.96%	1.86%	1.24%
Noninterest income to average assets	0.22%	0.23%	0.22%	0.45%
Noninterest expense to average assets	0.85%	0.75%	0.76%	0.83%
Efficiency ratio(3)	37.11%	38.30%	40.05%	50.67%
Loan yield(4)	5.83%	5.23%	5.16%	4.43%
Cost of deposits	0.16%	0.00%	0.05%	0.00%
Cost of funds	0.28%	0.03%	0.10%	0.01%
Share Data:
Basic earnings per common share	$1.28	$1.14	$3.21	$2.29
Diluted earnings per common share	$1.28	$1.13	$3.20	$2.26
Basic weighted average shares outstanding	31,655	31,635	31,505	24,927
Diluted weighted average shares outstanding	31,803	31,799	31,669	25,308
________________________
(1)Data has been annualized except for efficiency ratio.
(2)Net interest margin is a ratio calculated as annualized net interest income, on a fully taxable equivalent basis for interest income on tax-exempt securities using the federal statutory tax rate of 21.0%, divided by average interest earning assets for the same period.
(3)Efficiency ratio is calculated by dividing noninterest expenses by net interest income plus noninterest income.
(4)Includes nonaccrual loans and loans 90 days and more past due.

The following table presents the components of financial condition and ratios at the dates indicated:

	September 30, 2022	December 31, 2021

	(Dollars in thousands, except per share data)
Statement of Financial Condition Data:
Cash and cash equivalents	$1,886,823	$5,387,946
Securities	11,421,804	8,625,259
Loans held-for-sale	924,644	893,194
Loans held-for-investment, net	467,786	887,304
Other	766,283	211,792
Total assets	$15,467,340	$16,005,495
Deposits	$13,238,426	$14,290,628
Borrowings	715,855	15,845
Other liabilities	181,714	90,186
Total liabilities	14,135,995	14,396,659
Total shareholders’ equity	1,331,345	1,608,836
Total liabilities and shareholders' equity	$15,467,340	$16,005,495
Nonperforming Assets:
Nonaccrual loans	$3,698	$4,003
Troubled debt restructurings	$1,623	$1,713
Other real estate owned, net	$45	$—
Nonperforming assets	$3,743	$4,003
Asset Quality Ratios:
Nonperforming assets to total assets	0.02%	0.03%
Nonperforming loans to total loans(1)	0.79%	0.45%
Net charge-offs to average total loans(1)(2)	0.09%	0.00%
Allowance for loan losses to total loans(1)	0.67%	0.77%
Allowance for loan losses to nonaccrual loans	85.88%	172.77%
Company Capital Ratios:
Tier 1 leverage ratio	10.71%	11.07%
Common equity tier 1 capital ratio	40.72%	49.53%
Tier 1 risk-based capital ratio	46.54%	56.82%
Total risk-based capital ratio	46.63%	57.08%
Common equity to total assets	7.36%	8.84%
Book value per common share	$35.94	$46.55
Bank Capital Ratios:
Tier 1 leverage ratio	10.45%	10.49%
Common equity tier 1 capital ratio	45.45%	53.89%
Tier 1 risk-based capital ratio	45.45%	53.89%
Total risk-based capital ratio	45.53%	54.15%
Other:
Total headcount	439	279
________________________
(1)Loans exclude loans held-for-sale at each of the dates presented.
(2)Includes write-downs arising from transfers of loans to held-for-sale.

Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	% Increase/ (Decrease)	September 30, 2022	September 30, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Interest income	$90,766	$71,587	26.8%	$213,191	$91,912	132.0%
Interest expense	9,878	1,041	848.9%	11,262	851	N/M
Net interest income	80,888	70,546	14.7%	201,929	91,061	121.8%
Reversal of provision for loan losses	(601)	—	N/M	(3,075)	—	N/M
Net interest income after provision	81,489	70,546	15.5%	205,004	91,061	125.1%
Noninterest income	8,454	9,214	(8.2)%	27,118	34,201	(20.7)%
Noninterest expense	33,153	30,552	8.5%	91,723	63,464	44.5%
Income before income taxes	56,790	49,208	15.4%	140,399	61,798	127.2%
Income tax expense	13,462	10,603	27.0%	31,080	4,661	566.8%
Net income	$43,328	$38,605	12.2%	$109,319	$57,137	91.3%
________________________
N/M—Not meaningful
Net income for the three months ended September 30, 2022 was $43.3 million, an increase of $4.7 million or 12.2% from net income of $38.6 million for the three months ended June 30, 2022. The increase was primarily due to a $10.3 million increase in net interest income and a $0.6 million reversal of provision for loan losses, offset by a $0.8 million decrease in noninterest income, a $2.9 million increase in income tax expense and a $2.6 million increase in noninterest expense, all as described below.
Net income for the nine months ended September 30, 2022 was $109.3 million, an increase of $52.2 million or 91.3% from net income of $57.1 million for the nine months ended September 30, 2021. The increase was primarily due to a $110.9 million increase in net interest income and a $3.1 million reversal of provision for loan losses, offset by a $7.1 million decrease in noninterest income, a $26.4 million increase in income tax expense and a $28.3 million increase in noninterest expense, all as described below.

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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended
	September 30, 2022			June 30, 2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$1,324,361	$8,001	2.40%	$1,458,173	$3,008	0.83%
Taxable securities	8,868,639	47,401	2.12%	9,058,960	30,986	1.37%
Tax-exempt securities(1)	2,889,391	18,243	2.50%	2,992,038	18,759	2.51%
Loans(2)(3)	1,407,290	20,663	5.83%	1,689,852	22,054	5.23%
Other	62,835	289	1.82%	58,852	719	4.90%
Total interest earning assets	14,552,516	94,597	2.58%	15,257,875	75,526	1.99%
Noninterest earning assets	942,110			1,010,486
Total assets	$15,494,626			$16,268,361
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$1,000,615	$5,221	2.07%	$68,128	$2	0.01%
FHLB advances and other borrowings	769,565	4,399	2.27%	397,810	796	0.80%
Subordinated debentures	15,854	258	6.46%	15,850	243	6.15%
Total interest bearing liabilities	1,786,034	9,878	2.19%	481,788	1,041	0.87%
Noninterest bearing liabilities:
Noninterest bearing deposits	12,139,522			13,951,397
Other liabilities	134,164			330,658
Shareholders’ equity	1,434,906			1,504,518
Total liabilities and shareholders’ equity	$15,494,626			$16,268,361
Net interest spread(4)			0.39%			1.12%
Net interest income, taxable equivalent basis		$84,719			$74,485
Net interest margin(5)			2.31%			1.96%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,831)			(3,939)
Net interest income, as reported		$80,888			$70,546

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest earning assets:
Interest earning deposits in other banks	$1,943,479	$12,394	0.85%	$4,718,163	$4,633	0.13%
Taxable securities	8,808,166	96,166	1.46%	3,095,984	25,916	1.12%
Tax-exempt securities(1)	2,922,842	53,691	2.46%	722,129	12,446	2.30%
Loans(2)(3)	1,579,713	61,004	5.16%	1,531,408	50,727	4.43%
Other	54,556	1,211	2.97%	25,308	804	4.25%
Total interest earning assets	15,308,756	224,466	1.96%	10,092,992	94,526	1.25%
Noninterest earning assets	882,854			130,766
Total assets	$16,191,610			$10,223,758
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$385,186	$5,244	1.82%	$97,048	$107	0.15%
FHLB advances and other borrowings	415,388	5,265	1.69%	15	—	0.00%
Subordinated debentures	15,850	753	6.35%	15,836	744	6.28%
Total interest bearing liabilities	816,424	11,262	1.84%	112,899	851	1.01%
Noninterest bearing liabilities:
Noninterest bearing deposits	13,614,495			9,288,468
Other liabilities	231,158			37,124
Shareholders’ equity	1,529,533			785,267
Total liabilities and shareholders’ equity	$16,191,610			$10,223,758
Net interest spread(4)			0.12%			0.24%
Net interest income, taxable equivalent basis		$213,204			$93,675
Net interest margin(5)			1.86%			1.24%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(11,275)			(2,614)
Net interest income, as reported		$201,929			$91,061
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2022 Compared to June 30, 2022			For the Nine Months Ended September 30, 2022 Compared to September 30, 2021
	Change Due To		Interest Variance	Change Due To		Interest Variance
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest Income:
Interest earning deposits in other banks	$(246)	$5,239	$4,993	$(2,725)	$10,486	$7,761
Taxable securities	(318)	16,733	16,415	47,816	22,434	70,250
Tax-exempt securities(1)	(444)	(72)	(516)	37,930	3,315	41,245
Loans	(4,536)	3,145	(1,391)	4,847	5,430	10,277
Other	57	(487)	(430)	929	(522)	407
Total interest income	(5,487)	24,558	19,071	88,797	41,143	129,940
Interest Expense:
Interest bearing deposits	4,011	1,208	5,219	88	5,049	5,137
FHLB advances and other borrowings	762	2,841	3,603	477	4,788	5,265
Subordinated debentures	3	12	15	1	8	9
Total interest expense	4,776	4,061	8,837	566	9,845	10,411
Net interest income, taxable equivalent basis	$(10,263)	$20,497	$10,234	$88,231	$31,298	$119,529
________________________
(1)Interest income on tax-exempt securities is presented on a taxable equivalent basis using the federal statutory tax rate of 21.0% for all periods presented.
Net interest income on a taxable equivalent basis increased $10.2 million to $84.7 million for the three months ended September 30, 2022, compared to $74.5 million for the three months ended June 30, 2022, due to an increase of $19.1 million in interest income partially offset by an increase of $8.8 million in interest expense.
Average total interest earning assets decreased $0.7 billion or 4.6% for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, primarily due to decreased securities and loan balances. The average annualized yield on total interest earning assets increased from 1.99% for the three months ended June 30, 2022, to 2.58% for the three months ended September 30, 2022, primarily due to higher yields on securities and interest earning deposits in other banks. The yield on securities increased from 1.66% for the three months ended June 30, 2022, to 2.21% for the three months ended September 30, 2022, due to an increase in market interest rates.
Average interest bearing liabilities increased $1.3 billion or 270.7% for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, due to the utilization of short-term brokered certificates of deposit and higher average balances of FHLB advances. The average annualized rate on total interest bearing liabilities increased from 0.87% for the three months ended June 30, 2022, to 2.19% for the three months ended September 30, 2022, primarily due to interest expense associated with recently issued brokered certificates of deposit and an increase in interest rates on FHLB advances.
For the three months ended September 30, 2022, the net interest spread was 0.39% and the net interest margin was 2.31%, compared to 1.12% and 1.96%, respectively, for the three months ended June 30, 2022. The decrease in net interest spread from the three months ended June 30, 2022 was primarily driven by the utilization of brokered certificates of deposit and increased average FHLB advances. The increase in net interest margin from the three months ended June 30, 2022 was primarily due to higher yields on adjustable rate securities and interest earning deposits in other banks reflecting the increasing rate environment, partially offset by higher borrowing costs associated with brokered certificates of deposit and FHLB advances as well as net expense from derivatives.
Net interest income on a taxable equivalent basis increased $119.5 million to $213.2 million for the nine months ended September 30, 2022, compared to $93.7 million for the nine months ended September 30, 2021, due to an increase of $129.9 million in interest income partially offset by an increase of $10.4 million in interest expense.
Average total interest earning assets increased $5.2 billion or 51.7% for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to increased securities balances funded by growth in digital asset related deposits. The average annualized yield on total interest earning assets increased from 1.25% for the nine months ended

September 30, 2021, to 1.96% for the nine months ended September 30, 2022, primarily due to higher yields on the securities portfolio due to an increase in market interest rates and a higher proportion of relatively higher yielding securities and a lower proportion of relatively lower yielding interest earning deposits in other banks as a percentage of interest earning assets.
Average interest bearing liabilities increased $703.5 million or 623.1% for the nine months ended September 30, 2022, compared to the same period in 2021, due to the utilization of brokered certificates of deposit and higher average balances of FHLB advances. The average annualized rate on total interest bearing liabilities increased to 1.84% for the nine months ended September 30, 2022, compared to 1.01% for the same period in 2021, primarily due to interest expense associated with recently issued brokered certificates of deposit and an increase in interest rates on FHLB advances.
For the nine months ended September 30, 2022, the net interest spread was 0.12% and the net interest margin was 1.86%, compared to 0.24% and 1.24%, respectively, for the comparable period in 2021. The decrease in net interest spread was primarily driven by the utilization of brokered certificates of deposit and increased FHLB advances, partially offset by a lower proportion of higher cost subordinated debentures as a percentage of interest bearing liabilities and a higher proportion of securities as a percentage of interest earning assets. The increase in net interest margin for the nine months ended September 30, 2022 was primarily due to a higher proportion of relatively higher yielding securities and a lower proportion of relatively lower yielding interest earning deposits in other banks as a percentage of interest earning assets as well as increased market interest rates on interest earning assets.
Provision for Loan Losses
The provision for loan losses is a charge to income to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses”.
We recorded a $0.6 million reversal of provision for loan losses for the three months ended September 30, 2022 and no provision for the three months ended June 30, 2022. We recorded a $3.1 million reversal of provision for loan losses for the nine months ended September 30, 2022 compared to no provision for the nine months ended September 30, 2021. The allowance for loan losses to total gross loans held-for-investment was 0.67% at September 30, 2022, compared to 0.74% and 0.85% at June 30, 2022 and September 30, 2021, respectively. During the three months ended September 30, 2022, $33.9 million of loans were transferred to held-for-sale and a $0.6 million fair value reduction was recorded as a write-down to the loans and a charge-off to the allowance. This was more than offset by the reduction to the allowance due to lower loan balances resulting from the transfer of loans and by a $3.6 million loan sale discussed below. The reversal during the nine months ended September 30, 2022 was due to changes in loan product and segment mix in the portfolio, including the net impact of the sales and transfer to held-for-sale of real estate loans.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	% Increase/ (Decrease)	September 30, 2022	September 30, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest income:
Deposit related fees	$7,953	$8,808	(9.7)%	$25,729	$26,603	(3.3)%
Mortgage warehouse fee income	482	555	(13.2)%	1,688	2,372	(28.8)%
(Loss) gain on sale of securities, net	—	(199)	N/M	(804)	5,182	(115.5)%
Loss on sale of loans, net	(329)	—	N/M	(329)	—	N/M
Other income	348	50	596.0%	834	44	N/M
Total noninterest income	$8,454	$9,214	(8.2)%	$27,118	$34,201	(20.7)%
________________________
N/M—Not meaningful
Noninterest income decreased $0.8 million or 8.2% for the three months ended September 30, 2022, compared to the three months ended June 30, 2022. This decrease was primarily due to a decrease of $0.9 million in deposit related fees and a $0.3 million loss on sale of loans, offset by a $0.3 million increase in other income. The decrease in deposit related fees was attributable to lower trading volumes. During the three months ended September 30, 2022, the Company sold approximately $3.6 million of one-to-four family real estate loans and recognized a loss on sale of $0.3 million.

Noninterest income decreased $7.1 million or 20.7% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This decrease was primarily due to a $6.0 million decrease in gain (loss) on sale of securities, a $0.9 million decrease in deposit related fees and a $0.7 million decrease in mortgage warehouse fee income. This was offset by an increase of $0.8 million in other income.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	% Increase/ (Decrease)	September 30, 2022	September 30, 2021	% Increase/ (Decrease)

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,632	$16,356	20.0%	$51,532	$31,979	61.1%
Occupancy and equipment	822	1,063	(22.7)%	2,471	1,736	42.3%
Communications and data processing	3,210	2,967	8.2%	8,939	5,210	71.6%
Professional services	4,314	6,280	(31.3)%	13,548	6,782	99.8%
Federal deposit insurance	1,217	1,495	(18.6)%	4,474	10,437	(57.1)%
Correspondent bank charges	902	801	12.6%	2,531	1,881	34.6%
Other loan expense	529	682	(22.4)%	1,595	753	111.8%
Other general and administrative	2,527	908	178.3%	6,633	4,686	41.5%
Total noninterest expense	$33,153	$30,552	8.5%	$91,723	$63,464	44.5%
Noninterest expense increased $2.6 million or 8.5% for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, primarily due to increases in salaries and employee benefits and other general and administrative expense, offset by a decrease in professional services. The increase of $3.3 million or 20.0% in salaries and employee benefits was primarily due to an increase in headcount. The Company’s average full-time equivalent employees increased by 20.2% from 336 for the three months ended June 30, 2022 to 404 for the three months ended September 30, 2022. Professional services decreased $2.0 million or 31.3% primarily due to decreased consulting costs related to our strategic initiatives and decreased third-party agency fees. Other general and administrative expense increased $1.6 million or 178.3% primarily due to a $1.6 million reversal of the provision for off-balance sheet commitments recorded in the three months ended June 30, 2022 due to a change in estimate related to bitcoin collateralized SEN Leverage commitments.
Noninterest expense increased $28.3 million or 44.5% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in salaries and employee benefits, communications and data processing, professional services, and other general and administrative expense, partially offset by a decrease in federal deposit insurance expense. The increase of $19.6 million or 61.1% in salaries and employee benefits was primarily due to an increase in headcount and an increase in cost per full-time equivalent employee. The Company’s average full-time equivalent employees increased by 52.9% from 225 for the nine months ended September 30, 2021 to 344 for the nine months ended September 30, 2022. Communications and data processing increased $3.7 million or 71.6% primarily due to blockchain infrastructure hosting costs as well as continued investment in enterprise cloud storage solutions and scalable cloud-based software solutions to scale technology needs for the growing organization and to meet strategic objectives. Professional services increased $6.8 million or 99.8% due primarily to consulting fees associated with our strategic initiatives, increased talent acquisition costs and consulting costs related to other corporate matters. Federal deposit insurance expense decreased $6.0 million due to a lower growth rate in deposit levels. Other general and administrative expense increased $1.9 million or 41.5% primarily due to an increase for expanded insurance coverage and increases in charitable donations, offset by a decrease in the provision for unfunded commitments.
Income Tax Expense
Income tax expense was $13.5 million for the three months ended September 30, 2022, compared to $10.6 million for the three months ended June 30, 2022. Our effective tax rates for the three months ended September 30, 2022 and June 30, 2022 were 23.7% and 21.5%, respectively. The increase in income tax expense and effective tax rate was primarily due to an increase in pre-tax income. The increase in the effective tax rate for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 was driven by the increase in overall earnings in proportion to tax-exempt income earned on certain municipal bonds which remained relatively consistent.

Income tax expense was $31.1 million for the nine months ended September 30, 2022, compared to $4.7 million for the nine months ended September 30, 2021. Our effective tax rates for the nine months ended September 30, 2022 and 2021 were 22.1% and 7.5%, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income and a decrease in tax benefits recognized on exercise of stock options. The increase in the effective tax rates was due to lower excess tax benefits recognized on the exercise of stock options when compared to the nine months ended September 30, 2021.
Financial Condition
As of September 30, 2022, our total assets decreased to $15.5 billion compared to $16.0 billion as of December 31, 2021. Shareholders’ equity decreased $0.3 billion, or 17.2%, to $1.3 billion at September 30, 2022, compared to $1.6 billion at December 31, 2021. A summary of the individual components driving the changes in total assets, total liabilities and shareholders' equity is set forth below.
Interest Earning Deposits in Other Banks
Interest earning deposits in other banks decreased from $5.2 billion at December 31, 2021 to $1.4 billion at September 30, 2022. The majority of the Company’s interest earning deposits in other banks is cash held at the Federal Reserve Bank. The decrease in interest earning deposits was driven by the purchase of securities and a decrease in digital asset deposits as discussed in more detail below.
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
Total securities increased $2.8 billion, or 32.4%, from $8.6 billion at December 31, 2021 to $11.4 billion at September 30, 2022. We invest in high quality mortgage-backed securities, collateralized mortgage obligations, other asset backed securities and municipal bonds. During the nine months ended September 30, 2022, we purchased $4.7 billion of securities, including $1.3 billion of U.S. Treasuries, $1.1 billion of tax-exempt municipal bonds, $1.1 billion of agency residential mortgage-backed securities, $432.6 million of U.S. agency securities excluding mortgage-backed securities, $348.3 million of private label commercial mortgage-backed securities, $291.4 million of agency commercial mortgage-backed securities, and $143.0 million of private label mortgage-backed securities. During the nine months ended September 30, 2022, we sold $507.2 million of longer duration securities and recognized a net loss of $0.8 million. In addition, we sold the related interest rate cap contracts that hedged a portion of the securities that were sold and a gain on sale of $0.4 million was recognized in other noninterest income.
During the nine months ended September 30, 2022, we purchased $5.0 billion notional amount of interest rate derivatives, including a $2.5 billion receive fixed/pay floating interest rate swap, a $1.5 billion forward starting pay fixed/receive floating interest rate swap, and a $1.0 billion interest rate floor, primarily as hedges against our securities portfolio. The receive fixed/pay floating interest rate swap and interest rate floor are intended to partially mitigate our exposure to a decline in net interest income in a declining rate environment, while the pay-fixed/receive float interest rate swap is a fair value hedge to partially mitigate a decline in accumulated other comprehensive income in a rising rate environment.
During the nine months ended September 30, 2022, we transferred, at fair value, $1.9 billion of residential mortgage-backed securities, commercial mortgage-backed securities, and municipal bonds from available-for-sale to held-to-maturity securities. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. The related net unrealized after-tax loss of $40.6 million remained in accumulated other comprehensive income and will be amortized as a yield adjustment through earnings over the remaining life of the securities, offsetting the related net amortization of premium on the transferred securities. No gain or loss was recognized at the time of the transfer.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at September 30, 2022 and the amortized cost and fair value of those securities as of the indicated dates. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities are classified below based on the final maturity date, however these are amortizing securities with expected average lives primarily less than ten years. The weighted average yield is a prospective yield computed using the amortized cost of fixed income investment securities. Actual yields earned may differ significantly based upon actual prepayments.

SECURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
September 30, 2022
Securities Available-for-Sale:
U.S. Treasuries	$34,972	0.48%	$—	—	$—	—	$—	—	$34,972	$34,834	0.48%
U.S. agency securities - excluding mortgage-backed securities	—	—	8,705	2.06%	1,392,998	2.51%	—	—	1,401,703	1,401,123	2.50%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	1,765,029	3.24%	1,765,029	1,681,119	3.24%
Government agency collateralized mortgage obligation	—	—	—	—	—	—	1,226,242	2.12%	1,226,242	1,161,537	2.12%
Private-label collateralized mortgage obligation	—	—	129,635	4.52%	—	—	1,119	4.73%	130,754	126,961	4.53%
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	34,913	3.80%	1,278,256	2.77%	1,313,169	1,307,026	2.79%
Government agency collateralized mortgage obligation	—	—	—	—	10,204	2.51%	—	—	10,204	9,964	2.51%
Private-label collateralized mortgage obligation	—	—	—	—	—	—	487,732	3.22%	487,732	463,144	3.22%
Municipal bonds:
Tax-exempt	—	—	—	—	—	—	2,329,021	1.88%	2,329,021	1,928,011	1.88%
Asset backed securities:
Government sponsored student loan pools	—	—	—	—	—	—	209,288	3.06%	209,288	203,528	3.06%
Total securities available-for-sale	$34,972	0.48%	$138,340	4.37%	$1,438,115	2.54%	$7,296,687	2.53%	$8,908,114	$8,317,247	2.55%

Securities Held-to-Maturity:
U.S. Treasuries	$—	—	$1,246,108	1.33%	$—	—	$—	—	$1,246,108	$1,165,887	1.33%
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	—	—	—	505,600	1.34%	505,600	433,809	1.34%
Government agency collateralized mortgage obligation	—	—	—	—	35	0.32%	101,301	1.57%	101,336	89,880	1.57%
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligation	—	—	—	—	53,383	1.77%	—	—	53,383	43,167	1.77%
Municipal bonds:
Tax-exempt	—	—	—	—	—	—	800,492	2.45%	800,492	630,699	2.45%
Taxable	—	—	—	—	234,858	1.88%	162,780	2.37%	397,638	314,392	2.08%
Total securities held-to-maturity	$—	—	$1,246,108	1.33%	$288,276	1.86%	$1,570,173	2.03%	$3,104,557	$2,677,834	1.73%
Total securities	$34,972	0.48%	$1,384,448	1.63%	$1,726,391	2.42%	$8,866,860	2.44%	$12,012,671	$10,995,081	2.34%

Loan Portfolio
Our loan portfolio consists primarily of mortgage warehouse loans, loans secured by bitcoin which are included in the commercial and industrial loan segment and loans secured by real estate. The following table summarizes our loan portfolio by loan segment as of the dates indicated:

COMPOSITION OF LOAN PORTFOLIO

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate(1):
One-to-four family	$37,636	8.0%	$105,098	11.8%
Multi-family	9,028	1.9%	56,751	6.3%
Commercial	63,979	13.5%	210,136	23.5%
Construction	—	—	7,573	0.8%
Commercial and industrial(2)	302,160	63.9%	335,862	37.6%
Reverse mortgage and other	1,270	0.3%	1,410	0.2%
Mortgage warehouse	58,760	12.4%	177,115	19.8%
Total gross loans held-for-investment	472,833	100.0%	893,945	100.0%
Deferred fees, net	(1,871)		275
Total loans held-for-investment	470,962		894,220
Allowance for loan losses	(3,176)		(6,916)
Total net loans held-for-investment	$467,786		$887,304
Loans held-for-sale(3)	$924,644		$893,194
________________________
(1)In 2022, the Company sold or transferred to held-for-sale real estate loans which decreased overall gross loans by approximately $197.2 million, net of participations purchased, compared to December 31, 2021.
(2)Commercial and industrial loans includes $302.2 million and $335.9 million of SEN Leverage loans as of September 30, 2022 and December 31, 2021, respectively.
(3)Loans held-for-sale include $891.5 million and $893.2 million of mortgage warehouse loans as of September 30, 2022 and December 31, 2021, respectively.
Commercial and Industrial Loans
Commercial and industrial loans comprise our largest loan segment. Such loans consist of U.S. dollar denominated loans to businesses that are collateralized almost exclusively by bitcoin, also known as our core lending product, SEN Leverage. The Bank does not lend on any digital asset other than bitcoin. Borrowers accessing SEN Leverage provide bitcoin as collateral in an amount greater than the credit eligible to be advanced. The Bank works with regulated digital asset exchanges and custodians as well as other indirect lenders, to act as its collateral custodians for such loans and to liquidate the collateral in the event of a decline in collateral coverage below levels required in the borrower’s loan agreement. At no time does the Bank directly hold the pledged bitcoin. The Bank sets collateral coverage ratios at levels intended to yield collateral liquidation proceeds in excess of the borrower’s loan amount, but the borrower remains obligated for the payment of any deficiency notwithstanding any change in the condition of the exchange, financial or otherwise. Specific collateral coverage ratios vary based on, among other factors, management’s credit evaluation of the customer. The outstanding balance of gross SEN Leverage loans was $302.2 million and $335.9 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the bitcoin serving as collateral for the Bank's SEN Leverage loans amounted to $769.9 million. The Bank's high and low daily collateral values related to such lending during the nine months ended September 30, 2022 amounted to $1.6 billion and $314.6 million, respectively. The Bank's collateral coverage is subject to fluctuation due to the fair value of bitcoin serving as collateral.
In March 2022, the SEC released SAB 121, which provided interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding safeguarding asset, both of which are measured at fair value. The Company adopted this guidance as of June 30, 2022 with retrospective application as of January 1, 2022 and concluded that as of June 30, 2022, $52.8 million of safeguarding liabilities and corresponding safeguarding assets were subject to the guidance in SAB 121 and were recorded on the statement of financial position. The bitcoin collateral for our SEN Leverage loans may be subject to SAB 121 depending on, among other factors, the underlying contracts with the custodians, including direct or indirect relationships with the custodian and the titling of the custodial accounts in the name of the Bank for the benefit of the borrowers. These specific collateral arrangements resulted in a risk profile consistent with the intent of SAB 121, and therefore were recorded on the statement of financial condition. This type of custodial arrangement is no longer being used by the Bank for new loans and existing arrangements are being replaced with those that are not subject to SAB 121. We will continue to emphasize SEN Leverage as our core lending product. For further information, see “Notes 1— Nature of Business and Summary of Significant Accounting Policies—Adopted Accounting Pronouncements” contained herein. At September 30, 2022, the balance of safeguarding liabilities and corresponding safeguarding assets was zero.
The repayment of loans is a source of additional liquidity for the Bank. The following table details maturities and sensitivity to interest rate changes for our loans held-for-investment at September 30, 2022:

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	September 30, 2022
	Due in One Year or Less	Due in One to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total

	(Dollars in thousands)
Real estate:
One-to-four family	$—	$48	$892	$37,000	$37,940
Multi-family	—	9,028	—	—	9,028
Commercial	3,764	53,830	6,376	—	63,970
Commercial and industrial	45,612	254,372	1	—	299,985
Reverse mortgage and other	145	—	—	1,134	1,279
Mortgage warehouse	58,760	—	—	—	58,760
Total loans held-for-investment	$108,281	$317,278	$7,269	$38,134	$470,962
Amounts with fixed rates	$1,320	$62,851	$81	$324	$64,576
Amounts with floating rates	$106,961	$254,427	$7,188	$37,810	$406,386
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
Nonaccrual loans decreased to $3.7 million, or 0.79% of total loans, at September 30, 2022, compared to $4.0 million, or 0.45% of total loans, at December 31, 2021. The decrease in nonaccrual loans during the nine months ended September 30, 2022 was due primarily to a decrease in nonaccrual reverse mortgage loans.
Total nonperforming assets were $3.7 million and $4.0 million at September 30, 2022 and December 31, 2021, respectively, or 0.02% and 0.03%, respectively, of total assets.

The following table presents information regarding nonperforming assets at the dates indicated:

NONPERFORMING ASSETS

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Nonaccrual loans
Real estate:
One-to-four family	$3,079	$3,080
Reverse mortgage and other	619	923
Total nonaccrual loans	3,698	4,003
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,698	4,003
Other real estate owned, net	45	—
Total nonperforming assets	$3,743	$4,003
Ratio of nonaccrual loans to total loans(1)	0.79%	0.45%
Ratio of allowance for loan losses to nonaccrual loans	85.88%	172.77%
Ratio of nonperforming assets to total assets	0.02%	0.03%

Troubled debt restructurings
Restructured loans-nonaccrual	$658	$564
Restructured loans-accruing	965	1,149
Total troubled debt restructurings	$1,623	$1,713
________________________
(1)Total loans exclude loans held-for-sale at each of the dates presented.
Impaired Loans and TDRs.
Impaired loans also include certain loans that have been modified as troubled debt restructurings, or TDRs. As of September 30, 2022, the Company held eight loans totaling $1.6 million that were TDRs, compared to eight loans totaling $1.7 million at December 31, 2021.
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

The following table presents the loan balances by segment as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2022
Real estate loans:
One-to-four family	$33,838	$1,023	$3,079	$—	$37,940
Multi-family	9,028	—	—	—	9,028
Commercial	59,548	3,247	1,175	—	63,970
Commercial and industrial	299,985	—	—	—	299,985
Reverse mortgage and other	660	—	619	—	1,279
Mortgage warehouse	58,760	—	—	—	58,760
Total loans held-for-investment	$461,819	$4,270	$4,873	$—	$470,962

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2021
Real estate loans:
One-to-four family	$102,307	$451	$3,080	$—	$105,838
Multi-family	56,855	—	—	—	56,855
Commercial	199,598	10,528	—	—	210,126
Construction	7,502	—	—	—	7,502
Commercial and industrial	335,362	—	—	—	335,362
Reverse mortgage and other	499	—	923	—	1,422
Mortgage warehouse	177,115	—	—	—	177,115
Total loans held-for-investment	$879,238	$10,979	$4,003	$—	$894,220
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$4,442	$4,442	$6,916	$6,916
Charge-offs(1):
Real estate:
One-to-four family	665	—	665	—
Total charge-offs	665	—	665	—
Total recoveries	—	—	—	—
Net charge-offs	665	—	665	—
Reversal of provision for loan losses	(601)	—	(3,075)	—
Allowance for loan losses at period end	$3,176	$4,442	$3,176	$6,916

Total loans outstanding (end of period)	$470,962	$599,113	$470,962	$816,661
Average loans outstanding	$570,270	$856,741	$738,881	$761,136

Allowance for loan losses to period end loans	0.67%	0.74%	0.67%	0.85%
Net charge-offs to average total loans	0.12%	0.00%	0.09%	0.00%
Net charge-offs to average total loans by segment:
Real estate:
One-to-four family	0.85%	0.00%	0.74%	0.00%
________________________
(1)Includes write-downs arising from transfers of loans to held-for-sale.
Our allowance for loan losses at September 30, 2022, June 30, 2022 and September 30, 2021 was $3.2 million, $4.4 million and $6.9 million, respectively, or 0.67%, 0.74% and 0.85% of loans held-for-investment for each respective period-end. The decrease in the ratio of the allowance for loan losses to loans held-for-investment from June 30, 2022 was due to decreases to the qualitative factors impacted by one-to-four-family COVID-19 related adjustments and volatility in collateral value related to SEN Leverage loans. The decrease in the ratio of the allowance for loan losses to loans held-for-investment from September 30, 2021 was primarily due to the lower risk profile of the loan portfolio as a result of the loan sales discussed above.
We had $0.7 million of charge-offs and no recoveries for the three and nine months ended September 30, 2022. During the three months ended September 30, 2022, $33.9 million of loans were transferred to held-for-sale and a $0.6 million fair value reduction was recorded as a write-down to the loans and a charge-off to the allowance. There were no charge-offs and no recoveries for the three and nine months ended September 30, 2021.
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2022		December 31, 2021
	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Real estate:
One-to-four family	$266	8.0%	$1,023	11.8%
Multi-family	97	1.9%	682	6.3%
Commercial	370	13.5%	2,017	23.5%
Construction	—	—	776	0.8%
Commercial and industrial	2,173	63.9%	1,566	37.6%
Reverse mortgage and other	12	0.3%	12	0.2%
Mortgage warehouse	258	12.4%	840	19.8%
Total	$3,176	100.0%	$6,916	100.0%
________________________
(1)Loan amount as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company, substantially all of which are derived from our digital asset customer base. Deposits decreased $1.1 billion or 7.4% to $13.2 billion at September 30, 2022, compared to $14.3 billion at December 31, 2021. Noninterest bearing deposits totaled $12.0 billion, representing approximately 90.7% of total deposits at September 30, 2022, compared to $14.2 billion, representing approximately 99.5% of total deposits at December 31, 2021. The decrease in noninterest bearing deposits as a percentage of total deposits was due to the utilization of brokered certificates of deposit that were issued during the three months ended September 30, 2022 as part of the Company’s liability management strategy.
At September 30, 2022, deposits by foreign depositors amounted to $5.2 billion or 39.1% of total deposits, compared to $4.0 billion, or 28.0% of total deposits, at December 31, 2021. The Bank’s 10 largest depositors accounted for $6.3 billion in deposits, or approximately 47.9% of total deposits at September 30, 2022 compared to $6.5 billion in deposits, or approximately 45.3% of total deposits at December 31, 2021.
Deposits that meet or exceed the FDIC insurance limit of $250,000 and over totaled $11.8 billion at September 30, 2022. The amounts stated for uninsured deposits as of the reported period are estimates due to the impracticability of precisely measuring amounts of uninsured deposits for accounts held through fiduciary relationships, some portion of which may qualify for “pass-through” insurance coverage under FDIC regulations. Accordingly, a portion of our reported uninsured deposits may be eligible for pass-through deposit insurance coverage. There were no uninsured certificates of deposit at September 30, 2022.
Our growth has been accompanied by significant fluctuations in the level of our deposits, in particular our deposits from customers in the digital asset industry. The Bank’s average total digital asset deposits during the nine months ended September 30, 2022 amounted to $13.5 billion, the high and low daily total digital asset deposit levels during such time were $17.6 billion and $11.1 billion, respectively, compared to an average of $10.2 billion during the year ended December 31, 2021, and high and low daily deposit levels of $16.0 billion and $4.6 billion, respectively.

Demand for new deposit accounts is generated by the Company’s banking platform for innovators that includes the SEN, which is enabled through Silvergate’s proprietary API, and other cash management solutions. These tools enable Silvergate’s clients to grow their business and scale operations. The following table presents a breakdown of our digital asset customer base and the deposits held by such customers at the dates noted below:

	September 30, 2022		December 31, 2021
	Number of Customers	Total Deposits(1)	Number of Customers	Total Deposits(1)

	(Dollars in millions)
Digital asset exchanges	108	$7,579	94	$8,288
Institutional investors	1,069	3,043	894	4,220
Other customers	500	1,247	393	1,603
Total	1,677	$11,869	1,381	$14,111
________________________
(1)Total deposits may not foot due to rounding.
Our cost of total deposits and our cost of funds was 0.05% and 0.10%, respectively, for the nine months ended September 30, 2022, compared to 0.00% and 0.01%, respectively, for the nine months ended September 30, 2021.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

COMPOSITION OF DEPOSITS

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing demand accounts(1)	$13,614,495	—	$10,319,141	—
Interest bearing accounts:
Interest bearing demand accounts	4,076	0.03%	21,310	0.12%
Money market and savings accounts(2)	61,526	0.05%	70,215	0.15%
Certificates of deposit	319,584	2.18%	612	0.65%
Total interest bearing deposits	385,186	1.82%	92,137	0.15%
Total deposits	$13,999,681	0.05%	$10,411,278	0.00%
________________________
(1)Noninterest bearing demand accounts includes an average balance of $5.0 billion and $3.1 billion of foreign deposits for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively
(2)Money market and savings accounts includes an average balance of $0.5 million of foreign deposits with an average rate paid of 0.02% and 0.05% for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 35% of the Bank’s assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2022, approximately $2.7 billion in loans and securities were pledged as collateral for our FHLB borrowings. We may use these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2022, we had $700.0 million of outstanding FHLB advances and had an additional $1.6 billion in available borrowing capacity from the FHLB.

The following table sets forth certain information on our overnight FHLB borrowings as of the dates indicated:

FHLB ADVANCES

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Amount outstanding	$700,000	$—
Weighted average interest rate	3.18%	—
Federal Reserve Bank of San Francisco. The FRB has an available borrower in custody arrangement that allows us to borrow on a collateralized basis. The Bank’s borrowing capacity under the Federal Reserve’s discount window program was $35.2 million as of September 30, 2022. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2022.
The Company has also issued subordinated debentures, entered into repurchase agreements and has access to borrow federal funds or lines of credit with correspondent banks. At September 30, 2022, these outstanding borrowings amounted to $15.9 million.
Subordinated Debentures. A trust formed by the Company issued $12.5 million of floating rate trust preferred securities in July 2001 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at six-month LIBOR plus 375 basis points, which adjusts every six months in January and July of each year. Interest is payable semiannually. At September 30, 2022, the interest rate for the Company’s next scheduled payment was 7.13%, based on six-month LIBOR of 3.38%. On any January 25 or July 25 the Company may redeem the 2001 subordinated debentures at 100% of principal amount plus accrued interest. The 2001 subordinated debentures mature on July 25, 2031.
A second trust formed by the Company issued $3.0 million of trust preferred securities in January 2005 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for its proceeds from the offering. The debentures and related accrued interest represent substantially all the assets of the trust. The subordinated debentures bear interest at three-month LIBOR plus 185 basis points, which adjusts every three months. Interest is payable quarterly. At September 30, 2022, the interest rate for the Company’s next scheduled payment was 5.14%, based on three-month LIBOR of 3.29%. On the 15th day of any March, June, September, or December, the Company may redeem the 2005 subordinated debentures at 100% of principal amount plus accrued interest. The 2005 subordinated debentures mature on March 15, 2035.
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
Other Borrowings. At September 30, 2022, the Company had no outstanding balance of repurchase agreements or federal funds purchased and had available lines of credit of $138.0 million with other correspondent banks.
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

We maintain high levels of liquidity for our customers who operate in the digital asset industry, as these deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control. As a result, we have a significant amount of liquid assets such as interest earning deposits in other banks and available-for-sale securities which are comprised primarily of mortgage-backed securities backed by government-sponsored entities, collateralized mortgage obligations, municipal bonds and asset-backed securities.
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
We expect funds to be available from basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include borrowings from the FHLB, the FRB, reverse repurchase agreements, other lines of credit and brokered certificates of deposit. As of September 30, 2022, we had $1.6 billion of available borrowing capacity from the FHLB, $35.2 million of available borrowing capacity from the FRB and available lines of credit of $138.0 million with other correspondent banks. Cash and cash equivalents at September 30, 2022 were $1.9 billion. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. At September 30, 2022, we had $1.2 billion of credit extension commitments. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to “Note 9—Commitments and Contingencies—Off-Balance Sheet Items” of the “Notes to Unaudited Consolidated Financial Statements” under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Resources
Shareholders’ equity decreased $277.5 million to $1.3 billion at September 30, 2022, compared to $1.6 billion at December 31, 2021. The decrease in shareholders’ equity was primarily due to a decrease in accumulated other comprehensive income of $513.2 million due to the decrease in unrealized gains on available-for-sale securities portfolio and derivatives, partially offset by a $134.4 million increase in additional paid-in capital driven by common stock issuance in exchange for assets acquired and net income for the nine months ended September 30, 2022 of $109.3 million.
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
As of September 30, 2022, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2022
The Company
Tier 1 leverage ratio	$1,672,886	10.71%	$624,666	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,463,765	40.72%	161,753	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,672,886	46.54%	215,671	6.00%	N/A	N/A
Total risk-based capital ratio	1,676,080	46.63%	287,561	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,631,662	10.45%	624,574	4.00%	$780,717	5.00%
Common equity tier 1 capital ratio	1,631,662	45.45%	161,568	4.50%	233,376	6.50%
Tier 1 risk-based capital ratio	1,631,662	45.45%	215,424	6.00%	287,232	8.00%
Total risk-based capital ratio	1,634,856	45.53%	287,232	8.00%	359,040	10.00%

	Actual		Minimum capital adequacy(1)		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
The Company
Tier 1 leverage ratio	$1,631,257	11.07%	$589,614	4.00%	N/A	N/A
Common equity tier 1 capital ratio	1,422,136	49.53%	129,198	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	1,631,257	56.82%	172,264	6.00%	N/A	N/A
Total risk-based capital ratio	1,638,794	57.08%	229,686	8.00%	N/A	N/A
The Bank
Tier 1 leverage ratio	1,546,693	10.49%	589,595	4.00%	$736,994	5.00%
Common equity tier 1 capital ratio	1,546,693	53.89%	129,162	4.50%	186,567	6.50%
Tier 1 risk-based capital ratio	1,546,693	53.89%	172,216	6.00%	229,622	8.00%
Total risk-based capital ratio	1,554,230	54.15%	229,622	8.00%	287,027	10.00%
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

Exposure to interest rates is managed by structuring the balance sheet in a ‘business as usual’ or ‘base case’ scenario. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We hedge interest rate risk by utilizing interest rate floors, interest rate caps, and interest rate swaps. The interest rate floors and interest rate swaps hedge our cash and securities and the interest rate caps hedge our securities. Based on the nature of our operations, we are not materially subject to foreign exchange or commodity price risk.
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

	(Dollars in thousands)
September 30, 2022
Assets
Interest earning assets
Loans(1)	$1,256,161	$6,604	$38,891	$1,301,656	$93,950	$1,395,606
Securities(2)	5,858,026	50,836	182,249	6,091,111	5,389,462	11,480,573
Interest earning deposits in other banks	1,417,704	250	2,036	1,419,990	980	1,420,970
Total earning assets	$8,531,891	$57,690	$223,176	$8,812,757	$5,484,392	$14,297,149
Liabilities
Interest bearing liabilities
Interest bearing deposits	$48,446	$—	$—	$48,446	$358	$48,804
Certificates of deposit	400,081	517,712	266,110	1,183,903	—	1,183,903
Total interest bearing deposits	448,527	517,712	266,110	1,232,349	358	1,232,707
FHLB advances	700,000	—	—	700,000	—	700,000
Total interest bearing liabilities	$1,148,527	$517,712	$266,110	$1,932,349	$358	$1,932,707
Period gap	$7,383,364	$(460,022)	$(42,934)	$6,880,408	$5,484,034	$12,364,442
Cumulative gap	$7,383,364	$6,923,342	$6,880,408	$6,880,408	$12,364,442

Ratio of cumulative gap to total earning assets	51.64%	48.42%	48.12%	48.12%	86.48%
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
The following table summarizes the results of our IRR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2022:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk as of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2022	(14.81)%	0.00%	13.66%	24.79%	34.71%
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
The following table illustrates the results of our EVE analysis as of September 30, 2022.

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

As of:	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2022	10.20%	0.00%	(10.01)%	(19.54)%	(28.50)%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SILVERGATE CAPITAL CORPORATION

Date:	November 7, 2022	By:	/s/ Alan J. Lane
Alan J. Lane
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ Antonio Martino
Antonio Martino
Chief Financial Officer (Principal Financial and Accounting Officer)